Form 10KSB
period 1998-12-31
SUNDERLAND ACQUISITION CORP
filed 1999-03-31
CIK 1068132

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                            December 31, 1998
   OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from               to


                    Commission file number 0-24803

                   SUNDERLAND ACQUISITION CORPORATION
        (Exact name of registrant as specified in its charter)

       Delaware                                          52-2102142
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

             1504 R Street, N.W., Washington, D.C. 20009
         (Address of principal executive offices)  (zip code)

         Issuer's Telephone Number:     202/387-5400


Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                   $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.         $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.          $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at December 31, 1998

Common Stock, par value $0.0001                           5,000,000

Documents incorporated by reference:    None


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Sunderland Acquisition Corporation (the "Company") was incorporated on June 2, 1998, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

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

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000. Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

        The Company does not have operations and does not maintain computer systems. Before the Company enters into any business combination, it may inquire as to the status of any target business's Year 2000 Problem, the steps such target business has taken or intends to take to correct any such problem and the probable impact on such target business of any computer disruption. However, there can be no assurance that the Company will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on the Company will likely be impossible to predict.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Pierce Mill Associates, Inc. at no cost to the Company and the Company expects this arrangement to continue until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

      There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered "lock-up" letter agreements, affirming that such shareholder will not sell or otherwise transfer its shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company. The shareholders have deposited such shareholder's respective stock certificate with the Company's management, who will not release the respective certificates except in connection with or following the completion of a merger or acquisition.

      There are currently two shareholders of the outstanding common stock of the Company. The Company has not designated nor issued any preferred stock.

      During the past three years, the Company has sold securities which were not registered as follows:

                                                     NUMBER OF    CONSIDER-
 DATE               NAME                             SHARES       ATION

June 9, 1998     Pierce Mill Associates, Inc.(1)     4,250,000     $425


June 9, 1998     Cassidy & Associates(2)               750,000      $75
      ________

      (1) Mr. Cassidy, the president and sole director of the Company, is the sole director and shareholder of Pierce Mill Associates, Inc. and is therefore considered to be the beneficial owner of the common stock of the Company issued to Pierce Mill Associates, Inc. With respect to the sales made to Pierce Mill Associates, Inc., the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

      (2) Mr. Cassidy is a principal of Cassidy & Associates, a Washington, D.C. securities law firm, and is therefore considered to be the beneficial owner of the common stock of the Company issued to Cassidy & Associates. With respect to the sales made to Cassidy & Associates, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended and Rule 701 promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has not commenced any operational activities.

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

      The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

      The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

      A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

      The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

      The Company's shareholders have agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or his affiliates or associates serve as officer or director or hold any ownership interest.

ITEM 7.  FINANCIAL STATEMENTS





                       SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1998









                     SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                 CONTENTS





       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1998

       PAGE      3 - STATEMENT OF OPERATIONS FOR THE PERIOD
                     FROM JUNE 2, 1998 (INCEPTION) TO
                     DECEMBER 31, 1998

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDERS'
                     EQUITY OR THE PERIOD FROM JUNE 2, 1998
                     (INCEPTION) TO DECEMBER 31, 1998

       PAGE      5 - STATEMENT OF CASH FLOW FOR THE PERIOD
                     FROM JUNE 2, 1998 (INCEPTION) TO
                     DECEMBER 31, 1998

       PAGE  6 - 7 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1998






                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Sunderland Acquisition Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Sunderland Acquisition Corporation (a development stage company) as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the period from June 2, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly in all material respects, the financial position of Sunderland Acquisition Corporation (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the period from June 2, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.


                                WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 16, 1999



                     SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1998


                                    ASSETS


Cash                                              $      416

TOTAL ASSETS                                      $      416



                     LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                       $     -

STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding      -
   Common Stock, $.0001 par value, 100 million
    shares authorized 5,000,000 issued and
    outstanding                                          500
   Capital in excess of par                               75
   Accumulated deficit during
    developmental stage                                 (159)

     Total Stockholders' Equity                          416

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      416









                   See accompanying notes to balance sheet.
                                      2


                     SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM JUNE 2, 1998
                       (INCEPTION) TO DECEMBER 31, 1998



Income                                         $     -

Expenses
  Organization fee expense                             75
  Bank charges                                         84

     Total Expenses                                   159

NET LOSS                                       $     (159)







                   See accompanying notes to balance sheet.
                                      3


                     SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS'
                   EQUITY FOR THE PERIOD FROM JUNE 2, 1998
                       (INCEPTION) TO DECEMBER 31, 1998


                                            Deficit
                              Additional  Accumulated
                       Common  Paid-In    During Devel-
                       Stock   Capital   opment Stage    Total

Common stock issuance  $  500 $       75 $       -      $   575

Net loss                 -          -             (159)    (159)

BALANCE AT DECEMBER
 31, 1998              $  500 $       75 $        (159) $   416





               See accompanying notes to financial statements.
                                      4


                     SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOW
                       FOR THE PERIOD FROM JUNE 2, 1998
                       (INCEPTION) TO DECEMBER 31, 1998


CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss                                   $     (159)
 Adjustments to
  reconcile net loss
  to net cash used
  by operating activities:                        -

 Net cash used in
  operating activities                            (159)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                       -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Proceeds from issuance
    of common stock                                575

 Net cash provided by
  financing activities                             575

INCREASE IN CASH AND
 CASH EQUIVALENTS                                  416

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                              -

CASH AND CASH EQUIVALENT -
 END OF PERIOD                              $      416




               See accompanying notes to financial statements.
                                      5


                      SUNDERLAND ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO BALANCE SHEET
                             AS OF JUNE 10, 1998

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization and Business Operations

          Sunderland Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 2, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1998, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          B.  Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C. Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.








                                      6


                     SUNDERLAND ACQUISITION CORPORATION
                       (A DEVELOPMENTAL STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          D. Income Taxes

          The Company accounts for income taxes under the Financial
          Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's limited operations for the period ended December 31, 1998.

NOTE  2 - STOCKHOLDERS' EQUITY

          A.  Preferred Stock

          The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          B.  Common Stock

          The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 4,250,000 and 750,000 shares to Pierce Mill Associates, Inc. and Cassidy & Associates, respectively.

NOTE 3 - RELATED PARTIES

          Legal counsel to the Company is a firm owned by a director of the Company who also owns 100% of the outstanding stock of Pierce Mill Associates, Inc. The same party is also the controlling owner of Cassidy & Associates.

                                      7



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Officers of the Company are as follows:

          Name                 Age         Positions and Offices Held
       -----------------                   -----------
      James M. Cassidy         63           President, Secretary, Director

      There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

      JAMES MICHAEL CASSIDY, ESQ., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bar of the District of Columbia and is admitted to practice before the United States Tax Court and the United States Supreme Court.

PREVIOUS BLANK CHECK COMPANIES

      In 1988, management was involved in two blank check offerings. Mr. Cassidy was vice president, a director and a shareholder of First Agate Capital Corporation and Consolidated Financial Corporation. In August, 1988, First Agate Capital Corporation offered 50,000 units at $10.00 for an aggregate of $500,000 in an underwritten offering of its common stock and warrants. First Agate Capital is no longer a public company and has had no activity since 1991. In November, 1988, Consolidated Financial Corporation offered 50,000 units at $10.00 for an aggregate of $500,000 in an underwritten offering of its common stock and warrants. In 1990, in connection with the change in control of Consolidated Financial Corporation, Mr. Cassidy transferred all his shares of Consolidated Financial Corporation common stock without compensation or any financial benefit and resigned as an officer and director of that company. Mr. Cassidy has had no further relationship or transactions with Consolidated Financial Corporation since 1990. As described in public filings made by the company, in June, 1991, the new management of Consolidated Financial Corporation effected its merger with A.B.E Industrial Holdings.

CURRENT BLANK CHECK COMPANIES

      Mr. Cassidy is the president, sole director and beneficial shareholder of Tunlaw International Corporation, Aberdeen Acquisition Corporation, Barhill Acquisition Corporation, Sunderland Acquisition Corporation and Westford Acquisition Corporation. Until its business combination on December 30, 1997, Mr. Cassidy was the sole director and beneficial shareholder of Corcoran Technologies Corporation. Until its business combination on December 4, 1998, Mr. Cassidy was the sole director and beneficial shareholder of Chatsworth Acquisition Corporation. Each of these companies filed registration statements on Forms 10-SB under the Exchange Act which became effective and each files periodic reports under the Exchange Act. Mr. Cassidy is the president, sole director and a beneficial shareholder of Blencathia Acquisition Corporation which filed a registration statement on Form 10-SB under the Exchange Act on February 9, 1999 and of Warwick Acquisition Corporation and Torbay Acquisition Corporation which filed their registration statements on Form 10-SB on February 19, 1999. The initial business purpose of each of these companies was or is to engage in a merger or acquisition with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

      Mr. Cassidy anticipates being involved with additional blank check companies filed under the Securities Act or under the Exchange Act.

RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

      On December 30, 1997, Prime Management, Inc., a California corporation, merged with and into Corcoran Technologies Corporation. Corcoran Technologies Corporation was formed on March 27, 1997 to engage in a merger or acquisition with an unidentified company or companies and was structured substantially identically to the Company, including identical management and beneficial shareholders. At the time of the merger, Prime Management, Inc. was an operating transportation company with two wholly-owned subsidiaries, Mid-Cal Express, a long-haul trucking company hauling shipments of general commodities, including temperature-sensitive goods, in both intrastate and interstate commerce and Mid-Cal Logistics, a freight brokerage company. Pursuant to the merger, Corcoran Technologies Corporation changed its name to Prime Companies, Inc. and Corcoran Technologies Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. The common stock of Prime Companies, Inc. trades on the NASD OTC Bulletin Board under the symbol PRMC. Detailed information concerning Prime Companies, Inc. may be obtained from its filings under the Exchange Act which are found on the EDGAR archives page of the Securities and Exchange Commission's Web site at www.sec.gov.

      On December 4, 1998, AmeriCom USA, Inc., a Delaware corporation, merged with and into Chatsworth Acquisition Corporation. Chatsworth Acquisition Corporation was formed on December 3, 1997 to engage in a merger or acquisition with an unidentified company or companies and was structured substantially identically to the Company, including identical management and beneficial shareholders. AmeriCom USA, Inc. is an operating Internet advertising company with one wholly-owned subsidiary, Diversified Associates International, a California company. Pursuant to the merger, Chatsworth Acquisition Corporation changed its name to AmeriCom USA, Inc. and Chatsworth Acquisition Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. AmeriCom USA, Inc. is seeking the admission of its common stock to quotation on the NASD OTC Bulletin Board. Detailed information concerning AmeriCom USA, Inc. may be obtained from its filings under the Exchange Act which are found on the EDGAR archives page of the Securities and Exchange Commission's Web site at www.sec.gov.
On February 22, 1999, AmeriCom USA, Inc. filed a Form 8-K describing its acquisition of Kiosk Software, Inc., which has developed a proprietary kiosk operating system and specializes in complete kiosk development services including custom cabinet design and multimedia software development.

CONFLICTS OF INTEREST

      The Company's officer and director has organized and expects to organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

      A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target business. It is anticipated that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

      Mr. Cassidy is the principal of Cassidy & Associates, a law firm located in Washington, D.C. As such, demands may be placed on the time of Mr. Cassidy which would detract from the amount of time he is able to devote to the Company. Mr. Cassidy intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Cassidy would not attend to other matters prior to those of the Company. Mr. Cassidy projects that initially approximately ten hours per month of his time may be spent locating a target business which amount of time would increase when the analysis of, and negotiations and consummation with, a target business are conducted.

      The terms of business combination may include such terms as Mr. Cassidy remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Cassidy is the principal. The terms of a business combination may provide for a payment by cash or otherwise to Pierce Mill or Cassidy & Associates for the purchase of their Common Stock by a target business. Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy's choice of a target business.

      Management owns 100% of Pierce Mill and is a principal of Cassidy & Associates, which, in turn, own 4,250,000 and 750,000 shares, respectively, of the common stock of the Company. Mr. Cassidy is considered the beneficial owner of the 5,000,000 shares of the Common Stock owned by Pierce Mill and Cassidy & Associates. Pierce Mill Associates is a private company whose function is to form and market blank check companies.

      No other securities, or rights to securities, of the Company will be issued to management or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, management expects that some of the 5,000,000 shares of Common Stock owned by Pierce Mill and Cassidy & Associates will be purchased by the target business. The amount of Common Stock sold or continued to be owned by Pierce Mill or Cassidy & Associates cannot be determined at this time.

      Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

      The Company's officer and director, or promoters, or their affiliates or associates are regularly in discussion with potential target businesses which may wish to combine with the Company or similar companies with which management is associated. There are no binding arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Company.

      The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company, or any affiliates or associates have any interest, direct or indirect.

      Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management or promoters or their affiliates or associates: (i) any lending by the Company to such persons; (ii) the issuance of any additional securities to such persons prior to a business combination; (iii) the entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) the payment of any finder's fees to such persons.

      These policies have been adopted by the Board of Directors of the Company, and any changes in these provisions would require the approval of
the Board of Directors.   Management does not intend to propose any such
action and does not anticipate that any such action will occur.

      There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.


ITEM 10.  EXECUTIVE COMPENSATION

      The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. As of the date of this registration statement, the Company has no funds available to pay the officer and director. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

      The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 1998, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

      Name and Address              Amount of Beneficial     Percent of
      of Beneficial Owner           Ownership                Outstanding Stock
------------------------            ------------------      -------------------
      Pierce Mill Associates, Inc.(1)      4,250,000              85%
      1504 R Street, N.W.
      Washington, D.C. 20009

      Cassidy & Associates                   750,000              15%
      1504 R Street, N.W.
      Washington, D.C. 20009

      James M. Cassidy(2)                  5,000,000             100%
      1504 R Street, N.W.
      Washington, D.C. 20009

      All Executive Officers and
      Directors as a Group
      (1 Person)                           5,000,000             100%

(1) Since Pierce Mill Associates has fewer than 100 shareholders and is not making and does not intend to make a public offering of its securities, management believes that it is not deemed to be an investment company by virtue of an exemption provided under the Investment Company Act of 1940, as amended.

(2) Mr. Cassidy owns 100% of Pierce Mill Associates and is the principal of Cassidy & Associates and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by them.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 9, 1998, the Company issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:

                                    NUMBER OF                TOTAL
      NAME                          SHARES                   CONSIDERATION
      ----------------              ----------              --------------

      Pierce Mill                    4,250,000                  $425
      Associates, Inc.

      Cassidy & Associates             750,000                   $75

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered a "lock-up" letter agreements, affirming that such shareholders shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a blank check company. The shareholders have placed the respective stock certificates with the Company which will not release the certificates until such time as a merger or acquisition has been successfully consummated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 13, 1998, and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 13, 1998, and incorporated herein by reference.

      9.1* Lock-Up Agreement with Pierce Mill Associates filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 13, 1998, and incorporated herein by reference.

      9.2* Lock-Up Agreement with Cassidy & Associates filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 13, 1998, and incorporated herein by reference.

      23.1  Consent of Accountants

      27.1  Financial Data Schedule
_____
* Previously filed

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.



                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUNDERLAND ACQUISITION CORPORATION


                                      By:    /s/ James M. Cassidy
                                             James M. Cassidy, President

Dated:  March 31, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                           OFFICE                     DATE

James M. Cassidy             Director                     March 31, 1999