Form 10QSB
period 1999-03-31
SUNDERLAND CORP
filed 1999-05-17
CIK 1068132

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB
(Mark One)

[X]                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended
                                     March 31, 1999
                           -------------------------------

   OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from
                                         to
                           -------------     --------------

                           Commission file number 000-24803

                                SUNDERLAND CORPORATION
                (Exact name of registrant as specified in its charter)



       Delaware                                                  52-2102142
---------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                    2901 El Camino Avenue, Las Vegas, Nevada 89102
                 ----------------------------------------------------
                 (Address of principal executive offices  (zip code))

                                   702/227-0965
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     --------



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                                Outstanding at March 31, 1999
--------------------------------                  ------------------------------

Common Stock, par value $0.0001                             5,000,000

ITEM 1.  FINANCIAL STATEMENTS

             SUNDERLAND ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                        Balance Sheet
                       March 31, 1999
                        (Unaudited)


Cash                                                      $  380
                                                          ------
TOTAL ASSETS                                              $  380
                                                          ------
                                                          ------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                               $
                                                          ------
STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20 million shares
     authorized, zero issued and outstanding Common
     Stock, $.0001 par value, 100 million shares
     authorized 5,000,000 issued and outstanding             500
   Capital in excess of par                                   75
   Accumulated deficit during developmental stage           (195)
                                                          ------
      Total Stockholders' Equity                             380
                                                          ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  380
                                                          ------
                                                          ------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  ORGANIZATION AND BUSINESS OPERATIONS

          Sunderland Acquisition Corporation (a development stage company)
          (the "Company") was incorporated in Delaware on June 2, 1998 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 1999 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to indentify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included to financial statements prepared in accordance with generally accepted accounting principles may be have been omitted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) Form S-1, S-4 or on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

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

          As of the period ended March 31, 1999, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K. (See, "Recent Developments," below.)

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

SUBSEQUENT EVENTS

          On May 4, 1999 the Company filed a current report on Form 8-K (the "FORM 8-K"), dated April 27, 1999, reflecting a change in control in the Company that occurred as a result of concurrent transactions in which Sunderland acquired all of the outstanding capital stock of Capsource, Inc., a Nevada corporation ("CAPSOURCE") (which is a licensed Nevada mortgage company),and consummated the related acquisitions of certain assets of Del Mar Mortgage, Inc.,a Nevada corporation, ("DEL MAR MORTGAGE")and Del Mar Holdings, Inc., a Nevada corporation ("DEL MAR HOLDINGS"), in exchange for an aggregate of 2,946,762 newly issued shares of common stock of Sunderland (collectively, the "TRANSACTIONS"). In connection with the Transactions, 4,250,000 shares of the 5,000,000 shares of common stock of Sunderland held by Sunderland's previous 100% owners, Mr. James M. Cassidy, his wholly owned affiliate, Pierce Mill Associates, and Cassidy & Associates, a law firm in which Mr. Cassidy is a principal, have been retired. As of the effective date of the Transactions, the officer and director of Sunderland Acquisition Corporation resigned and certain other persons became the officers and directors of the Company, as described the Form 8-K. Subsequent to the Transactions, the Company changed its name (the "Name Change") to "Sunderland Corporation", and effected a 5 for 3 stock split (the "STOCK SPLIT") of its issued and outstanding common stock. The Form 8-K is attached as an exhibit to this Form 10-QSB, and is incorporated by reference herein.

          The Company intends to continue the loan origination segment of the various business operations formerly conducted by Del Mar Mortgage. The company plans to operate its loan origination business through its wholly owned operating subsidiary, Capsource. Certain assets of Del Mar Mortgage, as well as the business operations resulting from such assets, will remain as assets and business operations of Del Mar Mortgage, including: (i) all direct loans and lending activities by Del Mar Mortgage; (ii)all capital or other assets which secured any debt obligations of Del Mar Mortgage; and (iii) any and all rights and obligations to make any collections upon, or take any actions with respect to any loans of Del Mar Mortgage and/or of third-parties. Following the Transactions the Company will own all the rights to the name "Del Mar Mortgage."


                             PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

          As more fully discussed in the Form 8-K, Sunderland concurrently consummated the following related Transactions: (i) the acquisition of all of the outstanding capital stock of Capsource for 12,000 shares of common stock of Sunderland; (ii) the acquisition of certain assets of Del Mar Mortgage for 60,000 shares of common stock of Sunderland to be distributed to its sole shareholder, Michael V. Shustek; and (iii) the acquisition of certain assets of Del Mar Holdings for 2,874,762 shares of common stock of Sunderland to be distributed to its respective shareholders. In connection with the Transactions, 4,250,000 shares of the 5,000,000 shares of common stock of Sunderland held by Sunderland's previous 100% owners, Mr. James M. Cassidy, his wholly owned affiliate, Pierce Mill Associates, and Cassidy & Associates, a law firm in which Mr. Cassidy is a principal, have been retired. As of the effective date of the Transactions, the officer and director of Sunderland resigned and certain other persons became the officers and directors of the Company, as described the Form 8-K. Subsequent to the Transactions, effective as of the date of consummation of the Transactions, the Company changed its name to "Sunderland Corporation", and effected a 5 for 3 stock split of its issued and outstanding common stock. The Transactions are more fully set forth in the agreements that were attached and filed as exhibits to the Form 8-K (collectively, the "TRANSACTION DOCUMENTS").

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Board of Directors of the Company submitted the Transactions, the Name Change and the Stock Split to a vote of its shareholders. The shareholders have approved the Transactions, the Name Change and the Stock Split. The Transaction Documents have been previously filed by the Company as Exhibits to the Form 8-K, and the amendment to the Company's Articles of Incorporation to reflect the Name Change and the Stock Split is attached as an exhibit to this Form 10-QSB.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          3.1  ---Certificate of Amendment of Certificate of Incorporation.

          4.1 ---Current Report on Form 8-K filed by the Company on May 5, 1999, and incorporated herein by reference.



          (b)  Reports on Form 8-K

There were no reports of Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUNDERLAND CORPORATION


                              By:   /s/ Stephen J. Byrne
                                   ------------------------------
                                   STEPHEN J. BYRNE, President

Dated: May 12, 1999