Form 10QSB
period 1999-06-30
SUNDERLAND CORP
filed 1999-08-16
CIK 1068132

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            (MARK ONE)

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999


                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                                       TO


                        COMMISSION FILE NUMBER 000-24803

                             SUNDERLAND CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                   52-2102142
      ----------------------------                 -----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                 2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  702/227-0965
                      -------------------------------------
                          (Issuers's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 1999:

Common                 6,121,270

                                  INDEX

                                                                                         Page No.
                                                                                         --------
PART I       FINANCIAL INFORMATION                                                            1

Item 1.      Financial Statements                                                             1

             SUNDERLAND CORPORATION:
             Condensed Consolidated Balance Sheet as of June 30, 1999                         1
             Condensed Consolidated Statement of Operations for the period from
                 April 27, 1999 (Date of Reorganization) through June 30, 1999                2
             Condensed Consolidated Statements of Cash Flows for the period from
                 April 27, 1999 (Date of Reorganization) through June 30, 1999                3
             Notes to Condensed Consolidated Financial Statements                         4 - 5

             DEL MAR MORTGAGE, INC. AND DEL MAR HOLDINGS, INC.:
             Condensed Combined Statements of Operations for the period from
                 April 1, 1999 through April 26, 1999, for the three months ended June 30, 1998, for the period from January 1, 1999
                 through
                 April 26, 1999 and for the six months ended June 30, 1998                    6
             Condensed Combined Statements of Cash Flows for the period from
                 January 1, 1999 through April 26, 1999 and for the six months
                 ended June 30, 1998                                                          7
             Notes to Condensed Combined Financial Statements                                 8

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    9 - 11

Item 3.      Quantitative and Qualitative Disclosure about Market Risk                       12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                               12
Item 2.      Changes in Securities                                                           12
Item 3       Defaults Upon Senior Securities                                                 12
Item 4.      Submission of Matters to a Vote of Security Holders                             12
Item 5.      Other Information                                                               12
Item 6.      Exhibits and Reports on Form 8-K                                                12

Signatures                                                                                   13


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION


                             SUNDERLAND CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)


                                    ASSETS

Cash                                                              $     196,518
Accounts receivable, net                                                303,001
Other receivables                                                       138,654
Due from related parties                                                167,898
Trust deed investments                                                2,611,743
Note receivable                                                         435,646
Property and equipment, net                                              18,793
Other assets                                                             37,350
                                                                   ------------

       Total assets                                               $   3,909,603
                                                                   ------------
                                                                   ------------


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                  $          --
Income taxes payable                                                    290,319
Notes payable                                                           350,000
                                                                   ------------

       Total liabilities                                                640,319

Stockholder's equity:
   Common stock, $.0001 par value, 100 million shares
       authorized, 6,161,270 shares issued and outstanding                  616
   Additional paid-in capital                                         2,705,267
   Retained earnings                                                    563,401
                                                                   ------------
       Total stockholder's equity                                     3,269,284

       Total liabilities and stockholder's equity                 $   3,909,603
                                                                   ------------
                                                                   ------------

                See Accompanying Notes to Financial Statements

                             SUNDERLAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                     From
                                                                April 27, 1999,
                                                                   (Date of
                                                                Reorganization)
                                                                    Through
                                                                 June 30, 1999
                                                                ----------------
Revenues:
   Loan origination and related fees                             $   1,908,347
   Interest income                                                      42,659
   Other income                                                         50,000
                                                                  ------------

       Total revenues                                                2,001,006

Expenses:
   Sales and marketing                                                 467,486
   General and administrative                                          679,641
                                                                  ------------
       Total expenses                                                1,147,127
                                                                  ------------
Income before provision for income taxes                               853,879

Provision for income taxes                                             290,319
                                                                  ------------
       Net income                                                $     563,560
                                                                  ------------
                                                                  ------------

Primary and fully diluted earnings per common share              $        0.09
                                                                  ------------
                                                                  ------------

Weighted average number of common share used
   in primary and fully diluted per share calculation                6,161,270
                                                                  ------------
                                                                  ------------

                See Accompanying Notes to Financial Statements

                            SUNDERLAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                    From
                                                                April 27, 1999,
                                                                  (Date of
                                                                Reorganization)
                                                                    Through
                                                                 June 30, 1999
                                                                ----------------
Cash flows from operating activities:
   Net income                                                    $     563,560
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                     2,203
   Changes in operating assets and liabilities:
       Increase in accounts receivable                                (303,001)
       Decrease in other receivables                                   278,864
       Increase in due from related party                              (15,930)
       Increase in income taxes payable                                290,319
                                                                  ------------

           Net cash provided by operating activities                   816,015
                                                                  ------------

Cash flows from investing activities:
   Cash transferred in reorganization                                      416
   Cash outlay for trust deed investments                             (619,913)
                                                                  ------------
           Net cash used by investing activities                      (619,497)
                                                                  ------------

Net increase in cash                                                   196,518

Cash, beginning balance at April 27, 1999                                --
                                                                  ------------

Cash, ending balance at June 30, 1999                            $     196,518
                                                                  ------------
                                                                  ------------

                See Accompanying Notes to Financial Statements

                            SUNDERLAND CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Sunderland Corporation (hereinafter referred to as "Sunderland"), was incorporated in the state of Delaware in June 2, 1998.

         On April 27, 1999, Sunderland Acquisition Corporation consummated an asset purchase agreement with Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively referred to as "Del Mar Entities") whereby the Sunderland acquired certain assets and assumed certain liabilities of the Del Mar Entities in exchange for 2,934,762 share of common stock of Sunderland. Sunderland concurrently consummated a reorganization agreement with Capsource, Inc. ("Capsource") whereby the Company acquired all the outstanding capital stock of Capsource in exchange for 12,000 shares of common stock of Sunderland (referred to as the "Transactions").

         The Del Mar Entities are related entities under common management and controlling ownership. Accordingly, the business combination between the Del Mar Entities has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Only certain assets of the Del Mar Entities were acquired by Sunderland; however, since the Del Mar Entities are considered the accounting acquirer in the business combinations with Sunderland and Capsource, the assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the Del Mar Entities' shareholders. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.

         The business combination between the Del Mar Entities and Capsource has been accounted for under the purchase method of accounting resulting in recognition of $1,390 in goodwill to be amortized over five years.

         In connection with the transactions, 4,250,000 shares of common stock of Sunderland held by the previous owners of Sunderland were retired leaving 750,000 shares before the issuance of additional shares related to the transaction noted above. Effective as of the date of consummation of the Transactions, Sunderland changed its name from "Sunderland Acquisition Corporation" to "Sunderland Corporation", and effected a 5 for 3 stock split of its issued and outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

         Sunderland, including the operations from the assets acquired from the Del Mar Entities, and Capsource are collectively referred to herein as the "Company" subsequent to the Transactions.

         The Company has continued the loan origination segment of the various busness operations formerly conducted by Del Mar Mortgage, Inc. through Capsource, a wholly owned subsidiary. Capsource operates as a mortgage company licensed in the state of Nevada. Capsource is engaged in the origination, arrangement, and secondary purchase and sale of loans secured by real property.

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries, (all of which are wholly-owned). All significant inter-company transactions and balances have been eliminated.

                            SUNDERLAND CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period beginning April 27, 1999 (Date of Reorganization) through June 30, 1999 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB; and Capsource, Inc., Del Mar Mortgage, Inc., and Del Mar Holdings, Inc. for the year ended December 31, 1998 included in the Form 8-K/A filed August 13, 1999.

2.       TRUST DEED INVESTMENTS

         Trust deed investments are funds invested in promissory notes secured by real estate deeds of trust. These trust deed investments have maturities of one year or less with interest rates ranging from 12% to 14% payable monthly, with principal due at maturity.

3.       NOTE PAYABLE

         As of June 30, 1999, the Company owes a note payable of $350,000 representing a liability acquired as part of the asset purchase agreement between the Company and Del Mar Holdings, Inc. as it relates to the Transactions. The note payable is an amount due to an unrelated party and is due July 1999.

4.       RELATED PARTY TRANSACTIONS

         As of June 30, 1999, the Company has a balance due from related parties of $167,898 which represents amounts due from an entity wholly-owned by the Company's major shareholder. This balance bears no interest and is due on demand.

         As of June 30, 1999, a note receivable of $435,646 is due from the Company's major shareholder in the form of a promissory note. The promissory note is collateralized by this shareholder's stock in the Company, bears interest of 8%, and the principal and interest is due on December 2001.

                          DEL MAR MORTGAGE, INC. AND
                            DEL MAR HOLDINGS, INC.
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                               From April 1,        For the        From January 1,      For the
                                                               1999 through       Three Months      1999 through       Six Months
                                                                 April 26,           Ended            April 26,           Ended
                                                                    1999          June 30, 1998          1999         June 30, 1998
                                                              ---------------------------------------------------------------------
Revenues:
   Loan origination and related fees                          $   1,475,494       $   1,681,159     $   2,633,050     $   3,362,317
   Interest income                                                  259,419             141,293           488,885           282,586
   Other income                                                     105,395             195,601           191,060           391,202
                                                              -------------       -------------     -------------     -------------

       Total revenues                                             1,840,308           2,018,053         3,312,995         4,036,105

Expenses:
   Sales and marketing                                              238,084             203,372           407,685           406,744
   General and administrative                                       981,192           1,170,356         1,781,991         2,340,712
                                                              -------------       -------------     -------------     -------------

       Total expenses                                             1,219,276           1,373,728         2,189,676         2,747,456
                                                              -------------       -------------     -------------     -------------

       Net income                                             $     621,032       $     644,325     $   1,123,319     $   1,288,649
                                                              -------------       -------------     -------------     -------------
                                                              -------------       -------------     -------------     -------------

Primary and fully diluted earnings per common share           $       .0.21       $        0.22     $        0.38     $        0.44
                                                              -------------       -------------     -------------     -------------
                                                              -------------       -------------     -------------     -------------

Weighted average number of common share used
    in primary and fully diluted per share calculation            2,934,762           2,934,762         2,934,762         2,934,762
                                                              -------------       -------------     -------------     -------------
                                                              -------------       -------------     -------------     -------------

BASIS OF CONDENSED COMBINED STATEMENTS OF OPERATIONS PRESENTATION: The condensed combined statements of operations for Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. noted above have been presented on a historical basis. The condensed combined statements of operations cover periods relating to the three and six months ended June 30, 1998, periods from April 1, 1999 through April 26, 1999, and periods from January 1, 1999 through April 26, 1999. These statements are intended to report the combined result of operations for the three months ended June 30 and six months ended June 30 for 1999 and 1998, respectively, prior to the reorganization on April 27, 1999 as discussed in the notes to the condensed combined financial statements. These statements should be read in conjunction with the Sunderland Corporation condensed consolidated statement of operations for periods from April 27, 1999 through June 30, 1999 and the accompanying notes thereto.


                See Accompanying Notes to Financial Statements

                          DEL MAR MORTGAGE, INC. AND
                            DEL MAR HOLDINGS, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 For the Period    For the Six
                                                 January 1, 1999     Months
                                                     Through          Ended
                                                  April 26, 1999   June 30, 1998
                                                  ---------------  -------------
Cash flows from operating activities:
   Net income                                     $   1,123,319   $   1,288,649
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                          884           6,365
   Changes in operating assets and liabilities:
     Increase in accounts receivable                    (72,556)       (349,385)
     Increase in other assets                          (235,253)       (265,909)
     Decrease in due from/to related party           (1,255,304)       (774,184)
     Increase (decrease) in accounts payable           (139,271)         64,362
                                                  -------------    ------------

         Net cash used by operating activities         (578,181)        (30,102)

Cash flow from investing activities:
   Purchase of furniture and equipment                   18,067         (12,282)
   Cash outlay for trust deed investments                    --      (1,976,741)
   Cash received from principal of
       trust deed investments                           636,894              --
                                                  -------------    ------------

         Net cash provided (used) by
           investing activities                         654,961      (1,989,023)
                                                  -------------    ------------

Cash flow from financing activities:
   Payments of capital lease obligations                   (221)           (603)
   Proceeds from issuance of common stock                    --       3,206,242
                                                  -------------    ------------

         Net cash provided (used) by
           financing activities                            (221)      3,205,639
                                                  -------------    ------------

Net increase in cash                                     76,559       1,186,514

Cash, beginning balance                                 457,931         191,141
                                                  -------------    ------------
Cash, ending balance                              $     534,490   $   1,377,655
                                                  -------------    ------------
                                                  -------------    ------------

                See Accompanying Notes to Financial Statements

                          DEL MAR MORTGAGE, INC. AND
                            DEL MAR HOLDINGS, INC.
               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                APRIL 26, 1999
                                  (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - The accompanying combined financial statements include the combined accounts of Del Mar Holdings, Inc. ("DMH") and Del Mar Mortgage, Inc. ("DMM"), which are under common management of DMH. The combined group is collectively referred to as the "Company". The combined financial statements have been presented on a combined basis due to common control and management. In addition, these entities are expected to be the subject of a business combination during the fourth quarter of 1998. All significant intercompany balances and transactions have been eliminated.

         Del Mar Holdings, Inc. was incorporated in the state of Nevada in January 1998. The Company operates as a management company in the state of Nevada.

         Del Mar Mortgage, Inc. was incorporated in the state of Nevada in April 1995. The Company operates as a mortgage company licensed in the state of Nevada. The Company is engaged in the origination, arrangement, and secondary purchase and sale of loans secured by real property. In addition, the Company services construction loans during the construction period which it has arranged for investor parties.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures during the reporting period. Accordingly, actual results could differ from those estimates.

         REVENUE RECOGNITION - The Company recognizes revenue primarily from loan origination fees and extension fees. Loan origination fees are recorded as revenue at the close of escrow. Extension fees are recorded as revenue at the extension grant date.

         EXPENSES - Expenses incurred from cost of revenues and operating are recorded in the period incurred.

         ADVERTISING COSTS - Advertising costs incurred in the normal course of operations are expensed currently.

2.       RELATED PARTY TRANSACTIONS

         The Company incurred management fees expense of $702,532 for the six months ended June 30, 1998 which were paid to an entity wholly-owned by the Company's sole shareholder.

3.       REORGANIZATION

         On April 27, 1999, Sunderland Acquisition Corporation ("Sunderland") consummated an asset purchase agreement with Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively referred to as "Del Mar Entities") whereby Sunderland acquired certain assets and assumed certain liabilities of the Del Mar Entities in exchange for 2,934,762 share of common stock of Sunderland. Accordingly, the business combination between the Del Mar Entities and Sunderland has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Assets consisting of trust deeds, receivables, and fixed assets approximating $3,019,000, and a liability consisting of a promissory note totaling $350,000 of the Del Mar Entities were acquired by Sunderland, assets approximating $2,340,000 not acquired, net of liabilities approximating $1,802,000 not assumed, have been accounted for as distributions to the Del Mar Entities' shareholders. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.

SUNDERLAND CORPORATION

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the condensed combined financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the Form 8-K/A filed July 12, 1999.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, risks associated with the Year 2000 issue, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

OVERVIEW

HISTORY: Sunderland Corporation ("Sunderland" or "Company") was formed to provide a method for a foreign or domestic private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. Prior to the following transactions noted below, Sunderland had no operations, revenues or liabilities.

On April 27, 1999, Sunderland Acquisition Corporation consummated an asset purchase agreement with Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively referred to as "Del Mar Entities") whereby the Sunderland acquired certain assets and assumed certain liabilities of the Del Mar Entities in exchange for 2,934,762 shares of common stock of Sunderland. Sunderland concurrently consummated a reorganization agreement with Capsource, Inc. ("Capsource") whereby the Company acquired all the outstanding capital stock of Capsource in exchange for 12,000 shares of common stock of Sunderland (referred to as the "Transactions").

The Del Mar Entities are related entities under common management and controlling ownership. Accordingly, the business combination between the Del Mar Entities has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Only certain assets of the Del Mar Entities were acquired by Sunderland; however, since the Del Mar Entities are considered the accounting acquirer in the business combinations with Sunderland and Capsource, the assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the Del Mar Entities' shareholders. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.

The business combination between the Del Mar Entities and Capsource has been accounted for under the purchase method of accounting resulting in recognition of $1,390 in goodwill to be amortized over five years.

In connection with the transactions, 4,250,000 shares of common stock of Sunderland held by the previous owners of Sunderland were retired. Effective as of the date of consummation of the Transactions, Sunderland changed its name from "Sunderland Acquisition Corporation" to "Sunderland Corporation", and effected a 5 for 3 stock split of its issued and outstanding common stock. The accompanying financial statements have been restated for the effects of the stock split for all periods presented.

Sunderland, including the operations from the assets acquired from the Del Mar Entities, and Capsource are collectively referred to herein as the "Company" subsequent to the Transactions.

The Company has continued the loan origination segment of the various busness operations formerly conducted by Del Mar Mortgage, Inc. through Capsource, a wholly owned subsidiary. Capsource operates as a mortgage company licensed in the state of Nevada. Capsource is engaged in the origination, arrangement, and secondary purchase and sale of loans secured by real property.

The commercial and residential developer mortgage banking business involve fees based on origination and funding of nonconforming loans.

RESULTS OF OPERATIONS

The following table represents the Company's unaudited consolidated results of operations for the three and six months ended June 30, 1999 and has been presented in the following table on a pro forma basis giving effect to the Transaction as if the Transactions had become effective at the beginning of the period. The combined results of operations for Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. for the three and six months ended June 30, 1998 has also been presented for comparative purposes.

                                                            Pro Forma Consolidated       Pro Forma Combined Del Mar Mortgage, Inc.
                                                            Sunderland  Corporation               and Del Mar Holdings, Inc
                                                         ------------------------------  -----------------------------------------
                                                         For the Three      For the Six       For the Three      For the Six
                                                         Months Ended      Months Ended       Months Ended      Months Ended
                                                         June 30, 1999     June 30, 1999      June 30, 1998     June 30, 1998
                                                         -------------     -------------      -------------     -------------
Total revenues                                          $ 3,841,314 100% $ 5,314,001  100%   $ 2,018,053 100%  $ 4,036,105 100%

Sales and marketing expenses                                705,570  18%     875,171   16%       203,372  10%      406,744  10%

General and administrative expenses                       1,660,833  43%   2,461,632   46%     1,170,356  58%    2,340,712  58%

Income before provisions for income taxes                 1,474,911  38%   1,977,198   37%       644,325  32%    1,288,649  32%

Provision for income taxes (1)                              501,470  13%     672,247   13%       219,071  11%      438,141  11%

Net income                                              $   973,441  25% $ 1,304,951   25%   $   425,254  22%  $   850,508  22%
                                                        -----------      -----------         -----------       -----------
                                                        -----------      -----------         -----------       -----------

Earnings per share:
Primary and fully diluted                               $       .16      $       .21         $       .07       $       .14
                                                        -----------      -----------         -----------       -----------
                                                        -----------      -----------         -----------       -----------

Weighted average number of common shares                  6,161,270        6,161,270           6,161,270         6,161,270
                                                        -----------      -----------         -----------       -----------
                                                        -----------      -----------         -----------       -----------

(1) Provisions for income taxes have been added for period ended June 30, 1998 using a tax rate of 34%.


REVENUE. The Company reported total revenues of $5.3 million for the six months ended June 30, 1999, an increase from $4 million in the same period for 1998. The increase in revenue was primarily due to an increase in fees charged on loan origination and an increase in loan funding activities outside the State of Nevada.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $0.9 million for the six months ended June 30, 1999 increased from $0.4 million in the same period for 1998. The increase in sales and marketing expenses is due to an increase in commissions paid primarily related to the increase in loans originated as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $2.5 million for the six months ended June 30, 1999 increased from $2.3 million in the same period for 1998. The increase in general and administrative expenses is primarily due to increased salary and office expenses from the Company's growth in loan volume.

INCOME BEFORE PROVISIONS FOR INCOME TAXES. As a result of the foregoing factors, income before provision for income taxes was $0.7 million for the six months ended June 30, 1999, increased from $0.4 million in the same period for 1998.

LIQUIDITY AND FUNDING

Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general purposes. Cash for originating loans and general operating expenses is primarily obtained through cash flows from operations and private investors.

The Company has significant ongoing liquidity needs to support its existing business and continued growth. The Company's liquidity is actively managed on a periodic basis and the Company's financial status, including its liquidity, is reviewed periodically by the Company's management. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and trust deed investments on hand at June 30, 1999 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company may seek additional equity financing in the latter part of 1999 through a secondary offering of its common stock, and contemplate that this offering, before expenses relating to the offering, will be no less than $15 million and no more than $20 million. Further, the Company will be actively seeking initial credit lines/arrangements of no less than $100 million. There can no assurance that the Company will be able to complete a secondary offering or obtain credit lines/arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to affect the consolidated financial statements of the Company.

In October 1998, the FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, AMENDMENT OF SFAS NO. 65. SFAS No. 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to affect the consolidated financial statements of the Company.

YEAR 2000

GENERAL. Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date field that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999; for example, computer software that has date sensitive programming using a two digit format may recognize a date using "00" as the year 1900 rather than the year 2000. Such errors could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities, which, in turn, could lead to disruptions in the Company's operations or performance.

The Company's assessments of the cost and timeliness of completion of Year 2000 modifications set forth below are based on management's best estimates, which are derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain internal and external resources and third party readiness plans. Furthermore, as the Company's Year 2000 initiative (described below) progresses, the Company continues to revise its estimates of the likely problems and costs associated with the Year 2000 problem and to adapt its contingency plan. However, there can be no assurance that any estimate or assumption will prove to be accurate.

THE COMPANY'S YEAR 2000 INITIATIVE. The Company is conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; and loan servicing systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems. Based upon a review of the contemplated and planned stages of the initiative, and testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company anticipates that Year 2000 with respect to virtually all its internal business-critical systems will be achieved by mid 1999.

In addition to its own internal IT systems and non-IT systems, the Company may be at risk from Year 2000 failures caused by or occurring to third parties. These third parties can be classified into two groups. The first group includes borrowers, lenders, vendors and other service providers with whom the Company has a direct contractual relationship. The second group, while encompassing certain members of the first group, is comprised of third parties providing services or functions to large segments of society, both domestically and internationally such as airlines, utilities and national stock exchanges.

As is the case with most other companies, the actions the Company can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited.

There can be no assurance that the systems of the Company or those third parties will be timely converted. Furthermore, there can be no assurance that a failure to convert by another company, or a conversion that is not compatible with the Company's systems or those of other companies on which the Company's systems rely, would not have a material adverse effect on the Company.

The Company does not anticipate that it will incur additional expenditures in connection with any modifications necessary to achieve Year 2000 readiness. The Company estimates that is has incurred minimal costs of less than $10,000 related to its Year 2000 initiative through December 31, 1998.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION
SUNDERLAND CORPORATION

ITEM 1.    LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

As more fully discussed in the Form 8-K, Sunderland concurrently consummated the following related Transactions: (i) the acquisition of all of the outstanding capital stock of Capsource for 12,000 shares of common stock of Sunderland; (ii) the acquisition of certain assets of Del Mar Mortgage for 60,000 shares of common stock of Sunderland to be distributed to its sole shareholder, Michael V. Shustek; and (iii) the acquisition of certain assets of Del Mar Holdings for 2,874,762 shares of common stock of Sunderland to be distributed to its respective shareholders. In connection with the Transactions, 4,250,000 shares of the 5,000,000 shares of common stock of Sunderland held by Sunderland's previous 100% owners, Mr. James M. Cassidy, his wholly owned affiliate, Pierce Mill Associates, and Cassidy & Associates, a law firm in which Mr. Cassidy is a principal, have been retired. As of the effective date of the Transactions, the officer and director of Sunderland resigned and certain other persons became the officers and directors of the Company, as described in the Form 8-K. Subsequent to the Transactions, effective as of the date of consummation of the Transactions, the Company changed its name to "Sunderland Corporation", and effected a 5 for 3 stock split of its issued and outstanding common stock. The Transactions are more fully set forth in the agreements that were attached and filed as exhibits to the Form 8-K (collectively, the "TRANSACTION DOCUMENTS").

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K and 8-K/A filed during the second quarter 1999:

A Current Report on Form 8-K filed May 4, 1999 regarding change in control of registrant, consummation of merger between Sunderland Corporation and Capsource, Inc., and consummation of acquisition of certain assets of Del Mar Mortgage, Inc., and Del Mar Holdings, Inc.

An amendment to Form 8-K dated May 4, 1999 was filed on August 16, 1999 regarding financial statements for Capsource, Inc., Del Mar Mortgage, Inc., and Del Mar Holdings, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUNDERLAND CORPORATION


                                           By:   /s/ Stephen J. Byrne
                                                 ----------------------------
                                                 STEPHEN J. BYRNE, President

Dated: August 13, 1999