Form 10QSB/A
period 1999-06-30
SUNDERLAND CORP
filed 1999-10-07
CIK 1068132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)

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


                        Commission file number 000-24803

                             SUNDERLAND CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



     Delaware                                                52-2102142
----------------------------------------              ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                 2901 El Camino Avenue, Las Vegas, Nevada 89102
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  702/227-0965
                      -------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No   __


State the number of shares outstanding of each of the issuer's classes of common equity, as of October 5, 1999:

            Common    6,121,270

                             SUNDERLAND CORPORATION
                                      INDEX

                                                                                Page No.
                                                                                --------
PART I    FINANCIAL INFORMATION                                                      1

Item 1.   Financial Statements                                                       1

       Sunderland Corporation:
       Consolidated Balance Sheet as of June 30, 1999 (Unaudited)                    1
       Consolidated Statement of Operations for the period from April 27, 1999
         (Date of Reorganization) through June 30, 1999 (Unaudited)                  2
       Consolidated Statement of Stockholders' Equity for the period from April
         27, 1999 (Date of Reorganization) through June 30, 1999                     3
       Consolidated Statement of Cash Flows for the period from April 27, 1999
         (Date of Reorganization) through June 30, 1999 (Unaudited)                  4
       Notes to Consolidated Financial Statements                                    5
       Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.:
       Combined Statements of Operations for the period from April 1, 1999 through April 26, 1999, for the three months ended June 30, 1998, for the period from January 1, 1999 through April 26, 1999 and for the six
         months ended June 30, 1998 (Unaudited)                                      9
       Combined Statement of Stockholders' Equity for the period from January 1,
         1999 through April 26, 1999 (Unaudited)                                    10
       Combined Statements of Cash Flows for the period from January 1, 1999 through April 26, 1999 and for the six months ended
         June 30, 1998 (Unaudited)                                                  11
       Notes to Combined Financial Statements                                       12

Item 2.   Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                           13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                 16
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                         16
Item 2.   Changes in Securities                                                     17
Item 3    Defaults Upon Senior Securities                                           17
Item 4.   Submission of Matters to a Vote of Security Holders                       17
Item 5.   Other Information                                                         17
Item 6.   Exhibits and Reports on Form 8-K                                          17

Signatures                                                                          17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION




                      SUNDERLAND CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
Cash..............................................................................................$      196,518
Accounts receivable (net of allowance for
   doubtful accounts of $1,210)...................................................................       303,001
Other receivables.................................................................................       236,738
Due from related parties..........................................................................       176,635
Investments in mortgage loans on real estate......................................................     2,603,597
                                                                                                  --------------
           TOTAL CURRENT ASSETS...................................................................     3,516,489

Property and equipment (net of accumulated
   depreciation of $14,129).......................................................................        18,793
Other assets......................................................................................        37,350
                                                                                                  --------------

TOTAL ASSETS......................................................................................$    3,572,632
                                                                                                  --------------
                                                                                                  --------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable..................................................................................$           --
Income taxes payable..............................................................................       323,868
Note payable......................................................................................       350,000
                                                                                                  --------------
           TOTAL CURRENT LIABILITIES..............................................................       673,868
                                                                                                  --------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value; 20 million shares authorized;
     no shares issued............................................................................             --
  Common stock, $.0001 par value; 100 million shares authorized;
     6,161,270 shares issued and outstanding shares...............................................           616
  Additional paid-in capital......................................................................     2,577,139
  Retained earnings...............................................................................       756,655
  Receivable from shareholder.....................................................................      (435,646)
                                                                                                  --------------

           TOTAL STOCKHOLDERS' EQUITY.............................................................     2,898,764
                                                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................$    3,572,632
                                                                                                  --------------
                                                                                                  --------------


                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM APRIL 27, 1999 (DATE OF REORGANIZATION) THROUGH
                                  JUNE 30, 1999
                                   (UNAUDITED)

REVENUES
      Loan origination and related fees...........................................................$    2,318,212
      Interest income.............................................................................        42,539
                                                                                                  --------------

           TOTAL REVENUES.........................................................................     2,360,751
                                                                                                  --------------

OPERATING EXPENSES
      Sales and marketing ........................................................................       519,486
      General and administrative..................................................................       888,711
                                                                                                  --------------

           TOTAL OPERATING EXPENSES...............................................................     1,408,197
                                                                                                  --------------

Income Before Provision for Income Taxes..........................................................       952,554

Provision for Income Taxes........................................................................       323,868
                                                                                                  --------------

NET INCOME........................................................................................$      628,686
                                                                                                  --------------
                                                                                                  --------------

PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE...............................................$         0.10
                                                                                                  --------------
                                                                                                  --------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
   IN PER SHARE CALCULATION.......................................................................     6,161,270
                                                                                                  --------------
                                                                                                  --------------


                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM APRIL 27, 1999 (DATE OF REORGANIZATION) THROUGH
                                  JUNE 30, 1999
                                   (UNAUDITED)




                                        COMMON STOCK
                                  ----------------------
                                                             ADDITIONAL                   RECEIVABLE         TOTAL
                                   NUMBER OF                  PAID-IN         RETAINED       FROM         STOCKHOLDERS'
                                     SHARES       AMOUNT      CAPITAL         EARNINGS    SHAREHOLDER        EQUITY
                                  -----------   ---------  -------------   -------------  ------------   --------------
BALANCES TRANSFERRED IN
REORGANIZATION FROM DEL
MAR MORTGAGE, INC. AND
DEL MAR HOLDINGS, INC.,
ON APRIL 27, 1999................   4,891,270   $     489  $   2,564,490   $     127,969  $   (535,646)  $    2,157,302

Issuance to acquire Sunderland
Corporation, April 27, 1999,
$0.00 per share..................   1,250,000         125            291              --            --              416

Issuance to acquire
Capsource, Inc., April 27,
1999, $0.62 per share............      20,000           2         12,358              --            --           12,360

Payments received on
receivable from shareholder......          --          --             --              --       100,000          100,000

Net income for the period........          --          --             --         628,686            --          628,686
                                 ------------   ---------  -------------   -------------  ------------   --------------

BALANCE AT JUNE 30, 1999.........   6,161,270   $     616  $   2,577,139   $     756,655  $   (435,646)  $    2,898,764
                                 ------------   ---------  -------------   -------------  ------------   --------------
                                 ------------   ---------  -------------   -------------  ------------   --------------


                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM APRIL 27, 1999 (DATE OF REORGANIZATION) THROUGH
                                  JUNE 30, 1999
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES

      Net income...................................................................................$     628,686
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization...........................................................        2,203
      Changes in operating assets and liabilities:
           Increase in accounts receivable.........................................................     (303,001)
           Decrease in other receivables...........................................................      180,780
           Increase in due from related party......................................................      (24,667)
           Increase in income taxes payable........................................................      323,868
                                                                                                   -------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................      807,869
                                                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash transferred in reorganization...........................................................          416
      Cash outlay for trust deed investments.......................................................     (611,767)
                                                                                                   -------------

           NET CASH USED BY INVESTING ACTIVITIES...................................................     (611,351)
                                                                                                   -------------

NET INCREASE IN CASH...............................................................................      196,518

CASH, BEGINNING BALANCE AT APRIL 27, 1999..........................................................           --
                                                                                                   -------------

CASH, ENDING BALANCE AT JUNE 30, 1999..............................................................$     196,518
                                                                                                   -------------
                                                                                                   -------------



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: On April 27, 1999, 1,250,000 shares of common stock were issued to acquire $416 of assets of Sunderland Corporation and 20,000 shares of common stock were issued to acquire all of the outstanding common stock of Capsource, Inc.

                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Sunderland Corporation ("Sunderland" or the "Company"), was incorporated in the state of Delaware on June 2, 1998. Through its subsidiaries, the Company operates as a mortgage company licensed in the state of Nevada. The Company is engaged in the origination, arrangement, and secondary purchase and sale of loans secured by real property. In addition, construction loans, which the Company arranges for investor-parties, are serviced by the Company during the construction period. Through its predecessors, the Company has also invested in short-term mortgage loans relating to construction projects and real estate bridge financing.

REORGANIZATION AND BASIS OF PRESENTATION--Effective April 27, 1999, Sunderland consummated an asset purchase agreement with Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively referred to as the "Del Mar Entities") whereby Sunderland acquired certain assets and assumed certain liabilities of the Del Mar Entities in exchange for 4,891,270 shares of Sunderland common stock (post 5-for-3 stock split). The shareholders of Del Mar Entities received 4,891,270 shares of common stock of Sunderland Corporation. Sunderland had 6,161,270 (post-split) common shares outstanding after the reorganization. As a result of the transaction with Sunderland, the shareholders of the Del Mar Entities received a majority of the common stock of Sunderland. Accordingly, the Del Mar Entities were considered the acquirer for financial reporting purposes and their financial statements have been restated for all periods presented to reflect the common shares received by the stockholders of the Del Mar Entities, in a manner similar to a stock split.

The Del Mar Entities were related entities under common management and controlling ownership. Accordingly, the business combination between the Del Mar Entities has been accounted for as a reorganization of entities under common control.

Since the Del Mar Entities are considered the accounting acquirer in the business combinations with Sunderland and Capsource, the assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the Del Mar Entities' shareholders.

Sunderland was a shell corporation with no operations and nominal assets prior to the transaction. Accordingly, the transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of the net assets of Sunderland by the Del Mar Entities in exchange for the issuance of 1,250,000 shares of common stock. The assets of Sunderland have been recorded at their historical cost which was also equal to their fair value.

The business combination with Capsource has been accounted for as a purchase business combination. The cost of Capsource is based upon the fair value of the 20,000 common shares issued to the Capsource shareholder, which was $12,360 or $0.62 per share. The acquisition resulted in the recognition of $1,390 of goodwill. Goodwill is being amortized over a period of 5 years using the straight-line method.

Following the above transactions, the new Sunderland shareholders approved a 5-for-3 stock split of Sunderland's common stock, resulting in 6,161,270 common shares outstanding after the stock split. The above amounts and the accompanying financial statements have been restated for the effects of the stock split on a retroactive basis.

The Company has continued the loan origination segment of the various business operations formerly conducted by Del Mar Mortgage, Inc. through Capsource, a wholly owned subsidiary. Capsource operates as a mortgage company licensed in the state of Nevada. Capsource is engaged in the origination, arrangement, and secondary purchase and sale of loans secured by real property.

The following unaudited pro forma consolidated information is to present the results of operations of the combined companies as though the above transactions had been effective on January 1, 1998. The pro forma results of operations are based upon assumptions that Sunderland Corporation believes are reasonable and are based on the historical operations of Del Mar Mortgage, Inc., Del Mar Holdings, Inc., Suncerland and Capsource adjusted for the effects of the reorganization and the purchases described above. The pro forma information is presented for informational purposes only and is not necessarily indicative of results of operations that would have occurred had the above transactions been consummated on January 1, 1998, or which may occur in the future:

                                        For the Six Months
                                          Ended June 30,
                                       ----------------------
                                          1999         1998
                                       ----------  ----------
   Revenues........................... $5,788,986  $4,036,105
   Net income.........................  1,369,328     850,508
   Basic and diluted income per
     common share..................... $     0.22  $     0.14

INTERIM CONSOLIDATED FINANCIAL STATEMENTS--The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiary which is wholly-owned. All significant inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to the accompanying financial statements in order to present fairly the financial position, results of operations and cash flows for the period presented.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


GEOGRAPHIC CONCENTRATION--Substantially all of the Company's operations are derived from Southern Nevada. Consequently, the Company's results of operations and financial condition are affected by general trends in the Southern Nevada economy and its commercial and residential real estate market.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION--The Company recognizes revenue primarily from loan origination fees, loan servicing fees, and extension fees. Loan origination fees are recorded as revenue at the close of escrow and are reduced by direct loan origination costs, excluding loan processing costs. Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are recorded as revenue at the extension grant date.

CASH--The Company invests its cash in high quality financial institutions, which at times may be in excess of the Federal Deposit Insurance Corporation insurance limits.

PROPERTY AND EQUIPMENT--Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

ADVERTISING COSTS--Advertising costs incurred in the normal course of operations are expensed currently.

INCOME TAXES--The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED--The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, as of June 30, 1999. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 2--ACCOUNTS RECEIVABLE

The Company services loans which have been arranged for the investor parties through a servicing agreement. The servicing agreement stipulates that all extension fees charged on behalf of the investors shall be retained by the Company as part of the loan servicing fees. Accounts receivable represent extension and loan origination fees earned but not yet funded.

NOTE 3--INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

The Company has invested in mortgage loans secured by first and second real estate deeds of trust. These loans have maturities of one year or less with interest rates ranging from 12% to 14% payable monthly, with principal due at maturity. The underlying value of the trust deeds securing the mortgage loans is considered sufficient to realize their carrying value. Accordingly, an allowance for loan losses was not required.

NOTE 4--NOTE PAYABLE

The note payable of $350,000 is due to an unrelated party on July 1999.

NOTE 5--RELATED PARTY TRANSACTIONS

As of June 30, 1999, the Company has a balance due from related parties of $176,635 which represents amounts due from an entity wholly-owned by the Company's major shareholder. This balance bears no interest and is due on demand.

The receivable from a shareholder represents amounts advanced to the Company's major shareholder. The promissory note is collateralized by this shareholder's stock in the Company, bears interest of 8%,and the principal and interest are due December 2001.

NOTE 6--INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented because of nominal differences.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable and accounts payable, approximate fair value because of the short-term maturity of these instruments.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 8--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS--The Company operates from a leased office facility under a noncancellable operating lease. The lease requires the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. Rent expense for the leased office facility charged to operations for the period ended June 30, 1999 approximates $78,000.

Future minimum rental payment required under the operating lease for the office facility as of June 30, 1999, are as follows:

        July 1, 1999 through December 31, 1999                   $    58,775
                        2000                                         200,194
                        2001                                         158,610
                        2002                                         161,640
                        2003                                         165,240
                        2004                                          41,610
                                                                 -----------
        Total future minimum operating lease payments            $   786,069
                                                                 -----------
                                                                 -----------

VOUCHER CONTROL SERVICE CONTRACT--In August of 1998, the Company entered into a contract with Disbursement Management, Inc. (DMI) to provide construction voucher control services. The Company will pay monthly fees to DMI based upon the amount of disbursements for construction vouchers. The monthly fees range from $26,500 to $35,000. The Company may terminate this contract any time after August of 1999. DMI will have the option of canceling the contract three years after its inception.

                           DEL MAR MORTGAGE, INC. AND
                             DEL MAR HOLDINGS, INC.
                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            FOR THE PERIOD                      FOR THE PERIOD
                                              FROM APRIL 1,    FOR THE THREE    FROM JANUARY 1,     FOR THE SIX
                                              1999 THROUGH      MONTHS ENDED      1999 THROUGH      MONTHS ENDED
                                            APRIL 26, 1999     JUNE 30, 1999    APRIL 26, 1999     JUNE 30, 1998
                                            --------------     -------------    --------------    --------------
Revenues
      Loan origination and related fees.....$    1,475,494     $   1,681,159    $    2,633,050    $    3,258,529
      Interest income.......................       259,419           141,293           488,885           323,348
      Other income..........................       105,395           195,601           191,060            12,100
                                            --------------     -------------    --------------    --------------

           Total Revenues...................     1,840,308         2,018,053         3,312,995         3,593,977
                                            --------------     -------------    --------------    --------------

Operating Expenses
      Sales and marketing...................       238,084           203,372           407,685           268,039
      General and administrative............       975,641         1,140,733         1,757,226         1,908,869
      Interest expense......................         5,551            29,623            24,765            59,246
                                            --------------     -------------    --------------    --------------

           Total Operating Expenses.........     1,219,276         1,373,728         2,189,676         2,236,154
                                            --------------     -------------    --------------    --------------

Net Income..................................$      621,032     $     644,325    $    1,123,319    $    1,357,823
                                            --------------     -------------    --------------    --------------
                                            --------------     -------------    --------------    --------------

Primary and Fully Diluted Earnings
   Per Common Share.........................$         0.13     $        0.13    $         0.23    $         0.28
                                            --------------     -------------    --------------    --------------
                                            --------------     -------------    --------------    --------------

Weighted Average Number of Common
   Shares Used in Primary and Fully
   Diluted Per Share Calculation............     4,891,270         4,891,270         4,891,270         4,891,270
                                            --------------     -------------    --------------    --------------
                                            --------------     -------------    --------------    --------------

BASIS OF COMBINED STATEMENTS OF OPERATIONS PRESENTATION: The condensed combined statements of operations for Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. noted above have been presented on a historical basis.


                 See Accompanying Notes to Financial Statements

                           DEL MAR MORTGAGE, INC., AND
                             DEL MAR HOLDINGS, INC.
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH APRIL 26, 1999
                                   (UNAUDITED)

                                        COMMON STOCK
                                 ------------------------    ADDITIONAL                    RECEIVABLE         TOTAL
                                   NUMBER OF                  PAID-IN         RETAINED       FROM         STOCKHOLDERS'
                                     SHARES       AMOUNT      CAPITAL         EARNINGS    SHAREHOLDER         EQUITY
                                 ------------   ---------  -------------   -------------  ------------   --------------
BALANCE--DECEMBER 31, 1998:

   Del Mar Mortgage, Inc.........     100,000          10        361,394         127,969            --          489,373
   Del Mar Holdings, Inc.........   4,791,270         479      2,713,783              --      (535,646)       2,178,586
                                 ------------   ---------  -------------   -------------  ------------   --------------

   Combined Balance..............   4,891,270   $     489  $   3,075,147   $     127,969  $   (535,646)  $    2,667,959

Distribution of assets, net of
  liabilities, to the Del Mar
  Mortgage, Inc. and Del Mar
  Holdings, Inc. shareholders,
  April 26, 1999.................          --          --     (1,633,976)             --            --       (1,633,976)

Net Income for the period........          --          --      1,123,319              --            --        1,123,319
                                 ------------   ---------  -------------   -------------  ------------   --------------

BALANCE--APRIL 26, 1999..........   4,891,270   $     489  $   2,564,490   $     127,969  $   (535,646)  $    2,157,302
                                 ------------   ---------  -------------   -------------  ------------   --------------
                                 ------------   ---------  -------------   -------------  ------------   --------------


                 See Accompanying Notes to Financial Statements

                           DEL MAR MORTGAGE, INC. AND
                             DEL MAR HOLDINGS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE PERIOD
                                                                                FROM JANUARY 1,      FOR THE SIX
                                                                                  1999 THROUGH      MONTHS ENDED
                                                                                APRIL 26, 1999     JUNE 30, 1998
                                                                                --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income................................................................$    1,123,319     $   1,357,823
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization........................................           884             6,365
      Changes in operating assets and liabilities:
           Increase in accounts receivable......................................       (72,556)         (349,385)
           Increase in other assets.............................................      (235,253)         (265,909)
           Decrease in due from related party...................................    (1,255,304)         (955,564)
           Increase (decrease) in accounts payable..............................      (139,271)           64,362
                                                                                --------------     -------------

           NET CASH USED BY OPERATING ACTIVITIES................................      (578,181)         (142,308)
                                                                                --------------     -------------

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment.......................................        18,067           (12,282)
      Purchase of mortgage loans................................................            --        (1,976,741)
      Cash received from principal of trust deed investments....................       636,894                --
                                                                                --------------     -------------

           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.....................       654,961        (1,989,023)
                                                                                --------------     -------------

CASH FLOW FROM FINANCING ACTIVITIES
      Distribution to the shareholders..........................................      (534,490)               --
      Payments of capital lease obligations.....................................          (221)             (603)
      Proceeds from issuance of common stock....................................            --         3,206,242
                                                                                --------------     -------------

           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.....................      (534,711)        3,205,639
                                                                                --------------     -------------

NET INCREASE (DECREASE) IN CASH.................................................      (457,931)        1,074,308

CASH, BEGINNING BALANCE.........................................................       457,931           689,908
                                                                                --------------     -------------

CASH, ENDING BALANCE............................................................$           --     $   1,764,216
                                                                                --------------     -------------
                                                                                --------------     -------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: On April 27, 1999, but shown in these financial statements as having occurred on April 26, 1999, certain assets, net of liabilities, with a carrying value of $1,633,976, including cash of $534,490, were distributed to the shareholders of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.


                 See Accompanying Notes to Financial Statements

                           DEL MAR MORTGAGE, INC. AND
                             DEL MAR HOLDINGS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 APRIL 26, 1999
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--The accompanying combined financial statements include the combined accounts of Del Mar Holdings, Inc. ("DMH") and Del Mar Mortgage, Inc. ("DMM"), which are under common management of DMH. The combined group is collectively referred to as the "Company". The combined financial statements have been presented on a combined basis due to common control and management. All significant intercompany balances and transactions have been eliminated.

Del Mar Holdings, Inc. was incorporated in the state of Nevada in October 1997. The Company operates as a management company in the state of Nevada.

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

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures during the reporting period. Accordingly, actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS--The accompanying financial statements are unaudited and, in the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the results of operations and cash flows for the periods presented.

REVENUE RECOGNITION--The Company recognizes revenue primarily from loan origination fees and extension fees. Loan origination fees are recorded as revenue at the close of escrow. Extension fees are recorded as revenue at the extension grant date.

ADVERTISING COSTS--Advertising costs incurred in the normal course of operations are expensed currently.

NOTE 2--RELATED PARTY TRANSACTIONS

The Company incurred management fees expense of $702,532 for the six months ended June 30, 1998 which was paid to an entity wholly-owned by the Company's sole shareholder.

NOTE 3--REORGANIZATION

Effective April 27, 1999, Sunderland Acquisition Corporation ("Sunderland") consummated an asset purchase agreement with Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively referred to as "Del Mar Entities") whereby Sunderland acquired certain assets and assumed certain liabilities of the Del Mar Entities in exchange for 4,891,270 shares of Sunderland common stock (post 5-for-3 stock split). Accordingly, the business combination between the Del Mar Entities and Sunderland has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Assets consisting of mortgage loans, receivables, and property and equipment approximating $3,019,000, and a liability consisting of a promissory note totaling $350,000 of the Del Mar Entities were acquired by Sunderland, assets not acquired, net of liabilities not assumed, of $1,633,976 have been accounted for as

                           DEL MAR MORTGAGE, INC. AND
                             DEL MAR HOLDINGS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 APRIL 26, 1999
                                   (UNAUDITED)

distributions to the Del Mar Entities' shareholders in these financial statements. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.



PART I.  FINANCIAL INFORMATION (continued)
SUNDERLAND CORPORATION

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the combined financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report the Form 8-K/A filed October 5, 1999.

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

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company for the six months ended June 30, 1999 and 1998. This information should be read in conjunction with the financial statements statements and accompanying notes included in this quarterly report.

OVERVIEW

Sunderland Corporation is a newly-created company resulting from the acquisition by Sunderland Acquisition Corporation, which had no operations, revenues or liabilities, of Capsource, Inc., an operating Nevada mortgage lending company, on April 27, 1999 in exchange for 20,000 (post-split) shares of common stock of Sunderland. Simultaneously, Sunderland Acquisition Corporation acquired certain assets and assumed certain liabilities of Del Mar Mortgage, Inc., a Nevada mortgage company, and Del Mar Holdings, Inc., a Nevada corporation, (the "Del Mar Entities") in exchange for 4,891,270 (post-split) shares of common stock of Sunderland. Upon effectiveness of these transactions, the Company changed its name to Sunderland Corporation and effected a 5-for-3 forward stock split of its common stock.

Because Del Mar Holdings and Del Mar Mortgage and are related entities under common management and controlling ownership, the business combination between them has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Only certain assets of the Del Mar Entities were acquired by Sunderland; however, since the Del Mar Entities are considered the accounting acquirer in the business combinations with Sunderland and Capsource, the assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the Del Mar Entities' shareholders. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.

The business combination between the Del Mar Entities and Capsource has been accounted for under the purchase method of accounting resulting in recognition of $1,390 in goodwill to be amortized over five years.

As part of the transactions, the Company assumed $350,000 in liabilities of Del Mar Holdings.

RESULTS OF OPERATIONS:

The following table represents the Company's unaudited consolidated results of operations for the three and six months ended June 30, 1999 and has been presented in the following table on a pro forma basis giving effect to the reorganization and acquisitions as if they had become effective at the beginning of each period. The combined results of operations for Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. for the three and six months ended June 30, 1998 has also been presented on a pro forma comparative purposes.

                                                      Pro Forma Consolidated              Pro Forma Combined Del Mar Mortgage, Inc.
                                                     Sunderland  Corporation                      and Del Mar Holdings, Inc
                                           -------------------------------------------    -----------------------------------------
                                               For the Three           For the Six          For the Three          For the Six
                                                Months Ended          Months Ended           Months Ended         Months Ended
                                               June 30, 1999         June 30, 1999          June 30, 1998        June 30, 1998
                                           ---------------------   -------------------    -------------------  --------------------
Revenues                                   $  4,201,059     100%   $ 5,788,986    100%    $ 2,018,053    100%   $ 3,593,977  100%

Sales and marketing expense                     757,570      18%       927,171     16%        203,372     10%       268,039    7%
General and administrative expense            1,864,352      44%     2,762,310     48%      1,140,733     57%     1,908,869   53%
Interest expense                                  5,551       0%        24,765      0%         29,623      1%        59,246    2%

Income before income taxes                    1,573,586      37%     2,074,740     36%        644,325     32%     1,357,823   38%

Provision for income taxes (1)                  535,019      13%       705,412     12%        219,071     11%       461,660   13%

Net income                                 $  1,038,567      25%   $ 1,396,328     24%    $   425,254     21%   $   896,163   25%


Earnings per share:
Primary and fully diluted                  $       0.17            $      0.22            $      0.07           $      0.15


Weighted average number of common shares      6,161,270              6,161,270              6,161,270             6,161,270

(1) Provisions for income taxes have been added using a tax rate of 34%.


COMPARISON OF PRO FORMA SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Revenue. The Company reported revenues of $5.8 million for the six months ended June 30, 1999, an increase from $3.6 million in the same period for 1998. The increase in revenue was primarily due to an increase in fees charged on loan origination and an increase in loan funding activities outside the State of Nevada.

Sales and Marketing Expenses. Sales and marketing expenses of $0.9 million for the six months ended June 30, 1999 increased from $0.3 million in the same period for 1998. The increase in sales and marketing expenses is due to an increase in commissions paid primarily related to the increase in loans originated as discussed above.

General and Administrative Expenses. General and administrative expenses of $2.8 million for the six months ended June 30, 1999 increased from $1.9 million in the same period for 1998. The increase in general and administrative expenses is primarily due to increased salary and office expenses from the Company's growth in loan volume.

         Income before Income Taxes. As a result of the foregoing factors, income before income taxes of $2.0 million for the six months ended June 30, 1999, increased from $1.4 million in the same period for 1998. Provision for income taxes was not made during 1998 to the historical financial statements as the Del Mar Entities were not subject to income taxes. However, pro forma provisions for income taxes for the six months ended June 30, 1999 and 1998 were $0.7 million and $0.5 million respectively.

CAPITAL AND LIQUIDITY

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

         The Company has historically relied upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and trust deed investments on hand at June 30, 1999 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company may seek additional equity financing in the latter part of 1999 through an offering of its common stock, and contemplates that offering, before expenses relating to the offering, will be no less than $15 million and no more than $20 million. Further, the Company will be actively seeking initial credit line arrangements of no less than $100 million. There can no assurance that the Company will be able to complete a secondary offering or obtain credit lines.


During the six months ended June 30, 1999, cash flows from operating activities provided $0.2 million compared to using $0.1 million during the same period during 1998. Investing activities consisted primarily of collections of mortgage loans of $0.6 million and purchases of mortgage loans in the amount of $0.6 million.

At June 30, 1999, Sunderland had $0.2 million of cash and had $3.5 million in current assets. At that same date, current liabilities were $0.7 million. Stockholders' equity of $2.9 million included a receivable from a shareholder of $0.4 million. Accordingly, Sunderland appears to have sufficient working capital and capital to meet its operating needs in the near term without additional external financing.

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

THE COMPANY'S YEAR 2000 INITIATIVE. The Company is conducting a comprehensive Year 2000 initiative with respect to its internal business -critical systems. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; and loan servicing systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems. Based upon a review of the contemplated and planned stages of the initiative, and testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company anticipates that Year 2000 with respect to virtually all its internal business-critical systems will be achieved by mid 1999.

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

ITEM 3.   QUANTITAVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

An amendment to Form 8-K/A dated August 16, 1999 was filed October 6, 1999 to revise the financial statement information included therein.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNDERLAND CORPORATION


                                   By:   /s/ Stephen J. Byrne

                                   STEPHEN J. BYRNE, President

                                   Dated: October 6, 1999