Form 10QSB
period 1999-09-30
SUNDERLAND CORP
filed 1999-10-20
CIK 1068132

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM................TO..................

                        COMMISSION FILE NUMBER 000-24803

                              SUNDERLAND CORPORATION
 ------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                           52-2102142
 --------------------------------------                  ---------------------
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                 2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
       ------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702/227-0965
                      ------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No__

Number of shares outstanding of each of the issuer's classes of common equity, as of October 15, 1999:

            Common    6,161,270


                             SUNDERLAND CORPORATION

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I    FINANCIAL INFORMATION                                                      1

Item 1.   Financial Statements                                                       1

          Sunderland Corporation:
          Consolidated Balance Sheet as of September 30, 1999 (Unaudited)            1
          Consolidated Statements of Operations for the three months ended
            September 30, 1999 and for the period from April 27, 1999(Date of
            Reorganization) through September 30, 1999 (Unaudited)                   2
          Consolidated Statement of Stockholders' Equity for the period from
            April 27, 1999 (Date of Reorganization) through September 30, 1999
            (Unaudited)                                                              3
          Consolidated Statement of Cash Flows for the period from April 27,
            1999 (Date of Reorganization) through September 30, 1999 (Unaudited)     4
          Notes to Consolidated Financial Statements (Unaudited)                     5

          Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.:
          Combined Statements of Operations for the period from January 1, 1999 through April 26, 1999, for the three months ended September 30,
            1999, and for the nine months ended September 30, 1998 (Unaudited)       9
          Combined Statement of Stockholders' Equity for the period from January
            1, 1999 through April 26, 1999 (Unaudited)                              10
          Combined Statements of Cash Flows for the period from January 1, 1999 through April 26, 1999 and for the nine months ended
            September 30, 1998 (Unaudited)                                          11
          Notes to Combined Financial Statements                                    12

Item 2.   Management's Discussion and Analysis                                      13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                         16
Item 2.   Changes in Securities And Use of Proceeds                                 16
Item 3    Defaults Upon Senior Securities                                           16
Item 4.   Submission of Matters to a Vote of Security Holders                       17
Item 5.   Other Information                                                         17
Item 6.   Exhibits and Reports on Form 8-K                                          17

Signatures                                                                          17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
Cash........................................................................    $  164,670
Accounts receivable (net of allowance for
   doubtful accounts of $1,210).............................................       694,401
Due from related parties....................................................       307,699
Investments in mortgage loans on real estate................................     3,961,537
                                                                                ----------
           TOTAL CURRENT ASSETS.............................................     5,128,307

Property and equipment (net of accumulated
   depreciation of $14,129).................................................        23,768
Other assets................................................................        36,477
                                                                                ----------

TOTAL ASSETS................................................................    $5,188,552
                                                                                ----------
                                                                                ----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable............................................................    $   99,896
Income taxes payable........................................................       773,573
Due to affiliates...........................................................       193,363
Note payable................................................................       350,000
                                                                                ----------
           TOTAL CURRENT LIABILITIES........................................     1,416,832
                                                                                ----------
COMMITMENTS AND CONTINGENCIES...............................................            --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value; 20 million shares authorized;
     no shares issued......................................................             --
  Common stock, $.0001 par value; 100 million shares authorized;
     6,161,270 shares issued and outstanding shares.........................           616
  Additional paid-in capital................................................     2,705,108
  Retained earnings.........................................................     1,501,642
  Receivable from shareholder...............................................      (435,646)
                                                                                ----------

           TOTAL STOCKHOLDERS' EQUITY.......................................     3,771,720
                                                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................    $5,188,552
                                                                                ----------
                                                                                ----------

                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                   For the Period
                                                                                                 From April 27, 1999
                                                                                                       (Date of
                                                                              For the Three         Reorganization)
                                                                              Months Ended              Through
                                                                           September 30, 1999     September 30, 1999
                                                                           ------------------     ------------------
REVENUES
      Loan origination and related fees...........................         $        3,015,696     $        5,333,907
      Interest income.............................................                     69,259                111,798
                                                                           ------------------     ------------------

           TOTAL REVENUES.........................................                  3,084,955              5,445,705
                                                                           ------------------     ------------------

OPERATING EXPENSES
      Sales and marketing ........................................                    386,086                905,691
      General and administrative..................................                  1,376,184              2,264,799
                                                                           ------------------     ------------------

           TOTAL OPERATING EXPENSES...............................                  1,762,270              3,170,490
                                                                           ------------------     ------------------

Income Before Provision for Income Taxes..........................                  1,322,685              2,275,215

Provision for Income Taxes........................................                    449,713                773,573
                                                                           ------------------     ------------------

NET INCOME........................................................         $          872,972     $        1,501,642
                                                                           ------------------     ------------------
                                                                           ------------------     ------------------

PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE...............         $             0.14     $             0.24
                                                                           ------------------     ------------------
                                                                           ------------------     ------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
   IN PER SHARE CALCULATION.......................................                  6,161,270              6,161,270
                                                                           ------------------     ------------------
                                                                           ------------------     ------------------


                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM APRIL 27, 1999 (DATE OF REORGANIZATION) THROUGH
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                     COMMON STOCK
                                  -----------------
                                                       ADDITIONAL                RECEIVABLE       TOTAL
                                  NUMBER OF             PAID-IN      RETAINED       FROM       STOCKHOLDERS'
                                   SHARES    AMOUNT     CAPITAL      EARNINGS    SHAREHOLDER      EQUITY
                                 ---------- -------- ------------ ------------  ------------  -------------
BALANCES TRANSFERRED IN
REORGANIZATION FROM DEL
MAR MORTGAGE, INC. AND
DEL MAR HOLDINGS, INC.,
ON APRIL 27, 1999..............   4,891,270 $    489  $ 2,692,459  $        --   $  (535,646)  $  2,157,302

Issuance to acquire Sunderland
Corporation, April 27, 1999,
$0.00 per share................   1,250,000      125          291           --            --            416

Issuance to acquire
Capsource, Inc., April 27,
1999, $0.62 per share..........      20,000        2       12,358           --            --         12,360

Payments received on
receivable from shareholder....          --       --           --           --       100,000        100,000

Net income for the period......          --       --           --    1,501,642            --      1,501,642
                                 ---------- -------- ------------ ------------  ------------  -------------

BALANCE AT SEPTEMBER 30, 1999..   6,186,270 $    616  $ 2,705,108  $ 1,501,642   $  (435,646)  $  3,771,720
                                 ---------- -------- ------------ ------------  ------------  -------------
                                 ---------- -------- ------------ ------------  ------------  -------------



                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM APRIL 27, 1999 (DATE OF REORGANIZATION) THROUGH
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES


      Net income...................................................................................  $ 1,501,642
      Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization...........................................................        5,429
      Changes in operating assets and liabilities:
           Increase in accounts receivable.........................................................     (694,401)
           Decrease in other receivables...........................................................      417,518
           Increase in other assets................................................................         (915)
           Increase in due from related party......................................................     (155,731)
           Increase in accounts payable and accrued expenses.......................................       99,896
           Increase in due to related party........................................................      193,363
           Increase in income taxes payable........................................................      773,573
                                                                                                     -----------

           NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................    2,140,374
                                                                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash transferred in reorganization...........................................................          416
      Cash outlay for property and equipment.......................................................       (6,413)
      Purchases of mortgage loans..................................................................   (1,969,707)
                                                                                                     -----------

           NET CASH USED BY INVESTING ACTIVITIES...................................................   (1,975,704)
                                                                                                     -----------

NET INCREASE IN CASH...............................................................................      164,670

CASH, BEGINNING BALANCE AT APRIL 27, 1999..........................................................           --
                                                                                                     -----------

CASH, ENDING BALANCE AT SEPTEMBER 30, 1999.........................................................  $   164,670
                                                                                                     -----------
                                                                                                     -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On April 27, 1999, 1,250,000 shares of common stock were issued to acquire $416 of assets of Sunderland Corporation and 20,000 shares of common stock were issued to acquire all of the outstanding common stock of Capsource, Inc.

On September 30, 1999, 25,000 shares of treasury stock were issued in exchange for relief of a $350,000 note payable.

                 See Accompanying Notes to Financial Statements.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

The following unaudited pro forma consolidated information is to present the results of operations of the combined companies as though the above transactions had been effective on January 1, 1998. The pro forma results of operations are based upon assumptions that Sunderland Corporation believes are reasonable and are based on the historical operations of Del Mar Mortgage, Inc., Del Mar Holdings, Inc., Sunderland and Capsource adjusted for the effects of the reorganization and the purchases described above, and income taxes using a rate of 34%. The pro forma information is presented for informational purposes only and is not necessarily indicative of results of operations that would have occurred had the above transactions been consummated on January 1, 1998, or which may occur in the future:

                                         For the Nine Months
                                         Ended September 30,
                                       ----------------------
                                          1999         1998
                                       ----------  ----------
   Revenues........................... $8,758,700  $5,279,070
   Net income.........................  2,243,032   1,299,436
   Basic and diluted income per
     common share..................... $     0.36  $     0.21

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

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED--The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, as of September 30, 1999. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

NOTE 4--RELATED PARTY TRANSACTIONS

As of September 30, 1999, the Company has a balance due from related parties of $307,699 which represents amounts due from an entity wholly-owned by the Company's major shareholder. This balance bears no interest and is due on demand.

As of September 30, 1999, the Company has a balance owed to a related party of $193,363 which represents an amount due to an entity wholly owned by the Company's major shareholder. This balance bears no interest and is due on demand.

The receivable from a shareholder represents amounts advanced to the Company's major shareholder. The promissory note is collateralized by this shareholder's stock in the Company, bears interest of 8%, and the principal and interest are due December 2001.

The Company incurred consulting fees expense of $582,580 for the period from April 27, 1999 (Date of Reorganization) through September 30, 1999 which was paid to an entity wholly-owned by the Company's sole shareholder.

                      SUNDERLAND CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 5--INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented because of nominal differences.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable and accounts payable, approximate fair value because of the short-term maturity of these instruments.

NOTE 7--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS--The Company operates from a leased office facility under a noncancellable operating lease. The lease requires the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. Rent expense for the leased office facility charged to operations for the period ended September 30, 1999 approximates $43,722.

Future minimum rental payment required under the operating lease for the office facility as of September 30, 1999, are as follows:


        October 1, 1999 through December 31, 1999                $    29,388
                        2000                                         200,194
                        2001                                         158,610
                        2002                                         161,640
                        2003                                         165,240
                        2004                                          41,610
                                                                 -----------
        Total future minimum operating lease payments            $   756,682
                                                                 -----------
                                                                 -----------

VOUCHER CONTROL SERVICE CONTRACT--In September of 1999, the Company entered into a contract with Disbursement Management, Inc. (DMI) to provide construction voucher control services. The Company will pay all voucher control fees collected from borrowers upon loan closing. Per the contractual agreement, the minimum paid to DMI will be $20,000 per month. The Company may terminate this contract any time after September of 2000. DMI will have the option of canceling the contract three years after its inception.

                           DEL MAR MORTGAGE, INC. AND
                             DEL MAR HOLDINGS, INC.
                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE PERIOD    FOR THE THREE     FOR THE NINE
                                                                   FROM JANUARY 1,   MONTHS ENDED      MONTHS ENDED
                                                                    1999 THROUGH     SEPTEMBER 30,     SEPTEMBER 30,
                                                                   APRIL 26, 1999        1998              1998
                                                                   -------------    --------------    --------------
Revenues
      Loan origination and related fees........................    $   2,633,050    $    1,542,673    $    4,801,202
      Interest income..........................................          488,885            69,170           392,518
      Other income.............................................          191,060            73,250            85,350
                                                                   -------------    --------------    --------------

           Total Revenues......................................        3,312,995         1,685,093         5,279,070
                                                                   -------------    --------------    --------------

Operating Expenses
      Sales and marketing......................................          407,685            75,528           343,567
      General and administrative...............................        1,757,226           989,430         2,898,299
      Interest expense.........................................           24,765             9,116            68,362
                                                                   -------------    --------------    --------------

           Total Operating Expenses............................        2,189,676         1,074,074         3,310,228
                                                                   -------------    --------------    --------------

Net Income.....................................................    $   1,123,319    $      611,019    $    1,968,842
                                                                   -------------    --------------    --------------
                                                                   -------------    --------------    --------------

Primary and Fully Diluted Earnings
   Per Common Share............................................    $        0.23    $         0.12    $         0.40
                                                                   -------------    --------------    --------------
                                                                   -------------    --------------    --------------

Weighted Average Number of Common
   Shares Used in Primary and Fully
   Diluted Per Share Calculation...............................        4,891,270         4,891,270         4,891,270
                                                                   -------------    --------------    --------------
                                                                   -------------    --------------    --------------

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

                                            COMMON STOCK
                                     ------------------------    ADDITIONAL                    RECEIVABLE        TOTAL
                                       NUMBER OF                  PAID-IN         RETAINED       FROM        STOCKHOLDERS'
                                         SHARES       AMOUNT      CAPITAL         EARNINGS    SHAREHOLDER        EQUITY
                                     ------------   ---------  -------------   -------------  ------------  --------------
BALANCE--DECEMBER 31, 1998:

   Del Mar Mortgage, Inc.........         100,000   $      10  $     361,394   $     127,969  $         --  $      489,373
   Del Mar Holdings, Inc.........       4,791,270         479      2,713,783              --      (535,646)      2,178,586
                                     ------------   ---------  -------------   -------------  ------------  --------------

   Combined Balance..............       4,891,270         489      3,075,147         127,969      (535,646)      2,667,959

Distribution of assets, net of
  liabilities, to the Del Mar
  Mortgage, Inc. and Del Mar
  Holdings, Inc. shareholders,
  April 26, 1999.................              --          --     (1,633,976)             --            --      (1,633,976)

Net Income for the period........              --          --      1,123,319              --            --       1,123,319
                                     ------------   ---------  -------------   -------------  ------------  --------------

BALANCE--APRIL 26, 1999..........       4,891,270   $     489  $   2,564,490   $     127,969  $   (535,646) $    2,157,302
                                     ------------   ---------  -------------   -------------  ------------  --------------
                                     ------------   ---------  -------------   -------------  ------------  --------------

                 See Accompanying Notes to Financial Statements

                           DEL MAR MORTGAGE, INC. AND
                             DEL MAR HOLDINGS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE PERIOD     FOR THE NINE
                                                                                    FROM JANUARY 1,    MONTHS ENDED
                                                                                     1999 THROUGH      SEPTEMBER 30,
                                                                                    APRIL 26, 1999          1998
                                                                                    --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income................................................................    $    1,123,319     $   1,968,842
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization........................................               884             9,806
      Changes in operating assets and liabilities:
           Increase in accounts receivable......................................           (72,556)         (323,296)
           Increase in other assets.............................................          (235,253)           (5,201)
           Increase in due from related party...................................        (1,255,304)               --
           Decrease in due to related party.....................................                --          (100,007)
           Increase (decrease) in accounts payable..............................          (139,271)          296,526
                                                                                    --------------     -------------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.....................          (578,181)        1,846,670
                                                                                    --------------     -------------

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase (distribution) of furniture and equipment........................            18,067           (15,034)
      Purchase of mortgage loans................................................                --        (4,424,712)
      Cash received from principal of trust deed investments....................           636,894                --
                                                                                    --------------     -------------

           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.....................           654,961        (4,439,746)
                                                                                    --------------     -------------

CASH FLOW FROM FINANCING ACTIVITIES
      Distribution to the shareholders..........................................          (534,490)               --
      Payments of capital lease obligations.....................................              (221)           (2,484)
      Collection of revenues and fees of Del Mar Mortgage, Inc.
        in excess of payments made for Del Mar Mortgage, Inc. ..................                --           859,453
      Proceeds from issuance of common stock....................................                --         2,539,990
                                                                                    --------------     -------------

           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.....................          (534,711)        3,396,959
                                                                                    --------------     -------------

NET INCREASE (DECREASE) IN CASH.................................................          (457,931)          803,883

CASH, BEGINNING BALANCE.........................................................           457,931           191,141
                                                                                    --------------     -------------

CASH, ENDING BALANCE............................................................    $           --     $     995,024
                                                                                    --------------     -------------
                                                                                    --------------     -------------

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

NOTE 2--RELATED PARTY TRANSACTIONS

The Company incurred management fees expense of $226,015 for the nine months ended September 30, 1998 which was paid to an entity wholly-owned by the Company's sole shareholder.

NOTE 3--REORGANIZATION

Effective April 27, 1999, Sunderland Acquisition Corporation ("Sunderland") consummated an asset purchase agreement with Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively referred to as "Del Mar Entities") whereby Sunderland acquired certain assets and assumed certain liabilities of the Del Mar Entities in exchange for 4,891,270 shares of Sunderland common stock (post 5-for-3 stock split). Accordingly, the business combination between the Del Mar Entities and Sunderland has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Assets consisting of mortgage loans, receivables, and property and equipment approximating $3,019,000, and a liability consisting of a promissory note totaling $350,000 of the Del Mar Entities were acquired by Sunderland, assets not acquired, net of liabilities not assumed, of $1,633,976 have been accounted for as distributions to the Del Mar Entities' shareholders in these financial statements. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.

SUNDERLAND

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the combined financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, and the Form 8-K/A filed October 7, 1999.

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

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company for the three and nine months ended September 30, 1999. This information should be read in conjunction with the financial statements and accompanying notes included in this quarterly report.

COMPANY OVERVIEW

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

Because Del Mar Holdings and Del Mar Mortgage are related entities under common management and controlling ownership, the business combination between them has been accounted for as a reorganization of entities under common control. The reorganization reflects the combined financial statements of the Del Mar Entities and the restatement of their stockholders' equity for the shares issued by Sunderland in a manner similar to a stock split. Only certain assets of the Del Mar Entities were acquired by Sunderland; however, since the Del Mar Entities are considered the accounting acquirer in the business combinations with Sunderland and Capsource, the assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the Del Mar Entities' shareholders. The transaction between the Del Mar Entities and Sunderland has been accounted for as a reverse acquisition of Sunderland by the Del Mar Entities and the assets of Sunderland have been recorded at historical cost since Sunderland was a shell corporation with no operations and only nominal assets prior to the transaction.

The business combination between the Del Mar Entities and Capsource has been accounted for under the purchase method of accounting resulting in recognition of $1,390 in goodwill to be amortized over five years.

As part of the transactions, the Company assumed $350,000 in liabilities of Del Mar Holdings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS:

The following table represents the Company's unaudited consolidated results of operations for the three and nine months ended September 30, 1999 and has been presented in the following table on a pro forma basis giving effect to the reorganization and acquisitions as if they had become effective at the beginning of each period. The combined results of operations for Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. for the three and nine months ended September 30, 1998 has also been presented on a pro forma comparative purposes.


                                                 Pro Forma Consolidated            Pro Forma Combined Del Mar Mortgage, Inc.
                                                Sunderland  Corporation                    and Del Mar Holdings, Inc
                                     -------------------------------------------  -----------------------------------------
                                          For the Three          For the Nine        For the Three         For the Nine
                                           Months Ended          Months Ended         Months Ended         Months Ended
                                       September 30, 1999     September 30, 1999   September 30, 1998    September 30, 1998
                                      ---------------------   -------------------  -------------------  --------------------
Revenues                              $  3,015,696     100%   $ 8,758,700    100%  $ 1,685,093    100%   $ 5,279,070  100%

Sales and marketing expense                386,086      12%     1,313,376     15%       75,528      4%       343,567    7%
General and administrative expense       1,376,184      43%     4,022,025     45%      989,430     59%     2,898,299   55%
Interest expense                                --       0%        24,765      0%        9,116      1%        68,362    1%

Income before income taxes               1,322,685      46%     3,398,534     40%      611,019     36%     1,968,842   37%

Provision for income taxes (1)             449,713      15%     1,155,502     14%      207,746     12%       669,406   13%

Net income                            $    872,972      30%   $ 2,243,032     26%  $   403,273     24%   $ 1,299,436   24%


Earnings per share:
Primary and fully diluted             $       0.14            $      0.36          $      0.07           $      0.21


Weighted average number of
 common shares                           6,161,270              6,161,270            6,161,270             6,161,270

(1) Provisions for income taxes have been added for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1998 using a tax rate of 34%.

COMPARISON OF PRO FORMA THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

Revenue. The Company reported revenues of $3.0 million for the three months ended September 30, 1999, an increase from $1.7 million in the same period for 1998. The increase in revenue was primarily due to an increase in loan funding activities significantly due to a large loan funded approximating $34 million.

Sales and Marketing Expenses. Sales and marketing expenses of $0.4 million for the three months ended September 30, 1999 increased from $0.1 million in the same period for 1998. The increase in sales and marketing expenses is due to an increase in commissions paid primarily related to the increase in loans originated as discussed above.

General and Administrative Expenses. General and administrative expenses of $1.4 million for the three months ended September 30, 1999 increased from $1.0 million in the same period for 1998. The increase in general and administrative expenses is primarily due to increased salary and office expenses from the Company's growth in loan volume.

Income before Income Taxes. As a result of the foregoing factors, income before income taxes of $1.3 million for the three months ended September 30, 1999, increased from $0.6 million in the same period for 1998. Provision for income taxes was not made during 1998 to the historical financial statements as the Del Mar Entities were not subject to income taxes. However, pro forma provisions for income taxes for the three months ended September 30, 1999 and 1998 were $0.5 million and $0.2 million respectively.

COMPARISON OF PRO FORMA NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

Revenue. The Company reported revenues of $8.8 million for the nine months ended September 30, 1999, an increase from $5.3 million in the same period for 1998. The increase in revenue was primarily due to an increase in fees charged on loan origination and an increase in loan funding activities outside the State of Nevada.

Sales and Marketing Expenses. Sales and marketing expenses of $1.3 million for the nine months ended September 30, 1999 increased from $0.3 million in the same period for 1998. The increase in sales and marketing expenses is due to an increase in commissions paid primarily related to the increase in loans originated as discussed above.

General and Administrative Expenses. General and administrative expenses of $4.0 million for the nine months ended September 30, 1999 increased from $2.9 million in the same period for 1998. The increase in general and administrative expenses is primarily due to increased salary and office expenses from the Company's growth in loan volume.

Income before Income Taxes. As a result of the foregoing factors, income before income taxes of $3.4 million for the nine months ended September 30, 1999, increased from $2.0 million in the same period for 1998. Provision for income taxes was not made during 1998 to the historical financial statements as the Del Mar Entities were not subject to income taxes. However, pro forma provisions for income taxes for the nine months ended September 30, 1999 and 1998 were $1.2 million and $0.7 million respectively.

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

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and trust deed investments on hand at September 30, 1999 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company may seek additional equity financing in the latter part of 1999 through an offering of its common stock, and contemplates that offering, before expenses relating to the offering, will be no less than $15 million and no more than $20 million. Further, the Company will be actively seeking initial credit line arrangements of no less than $100 million. There can be no assurance that the Company will be able to complete a secondary offering or obtain credit lines.

During the nine months ended September 30, 1999, cash flows from operating activities provided $1.6 million compared to $1.8 million during the same period in 1998. Investing activities consisted primarily of purchases of trust deed investments in the amount of $2.0 million compared to $4.4 million during the same period in 1998.

At September 30, 1999, Sunderland had $0.2 million of cash and had $5.1 million in current assets. At that same date, current liabilities were $1.4 million. Stockholders' equity of $3.8 million included a receivable from a shareholder of $0.4 million. Accordingly, Sunderland appears to have sufficient working capital and capital to meet its operating needs in the near term without additional external financing.

YEAR 2000

GENERAL. Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date fields that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999; for example, computer software that has date sensitive programming using a two digit format may recognize a date using "00" as the year 1900 rather than the year 2000. Such errors could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities, which, in turn, could lead to disruptions in the Company's operations or performance.

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

THE COMPANY'S YEAR 2000 INITIATIVE. The Company is conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; and loan servicing systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems. Based upon a review of the contemplated and planned stages of the initiative, and testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company anticipates that Year 2000 with respect to virtually all its internal business-critical systems will be achieved by latter 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K/A filed during the third quarter 1999:

An amendment to Form 8-K/A dated August 16, 1999 was filed October 7, 1999 to revise the financial statement information included therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNDERLAND CORPORATION

                              By:   /s/ Lance K. Bradford

                              LANCE K. BRADFORD, Chief Financial Officer

                              Date: October 18, 1999