Form 10-K
period 1999-12-31
SUNDERLAND CORP
filed 2000-03-31
CIK 1068132

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

(MARK ONE)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________ to __________

                         Commission file number 0-28572

                             SUNDERLAND CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        52-2102142
         --------                                        ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation of Organization)

                 2901 El Camino Avenue, Las Vegas, Nevada 89102
                 ----------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (702) 227-0965
                                                         --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, $.0001 par value
                         ------------------------------
                                 Title of class

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES        X               NO
                            ------               ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                   YES                        NO   X
                            ------               -----

State issuer's revenues for its most recent fiscal year: $11,861,995.

As of March 15, 2000, there were 6,161,270 shares of the registrant's common stock, $.0001 par value, issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

As of March 15, 2000: Approximately $18,529.000.

Transitional Small Business Disclosure Format         Yes         No    X
                                                         -------    --------

                      DOCUMENTS INCORPORATED BY REFERENCE:


         The information required in Part III, Items 9, 10, 11 and 12 is incorporated by reference herein from Sunderland Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 18, 2000 which will be filed on or about April 15, 2000.

                                     PART I


Item 1. DESCRIPTION OF BUSINESS

Introduction

         Sunderland Corporation (the "Company"), through its wholly-owned subsidiary, Capsource, Inc., originates and arranges the purchase and sale of loans secured by real property primarily for commercial and residential developers.

         The Company was formed in Delaware on June 2, 1998, as Sunderland Acquisition Corporation (the "Company" or "Sunderland"). On August 13, 1998, the Company filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934, as amended. On April 27, 1999, the Company acquired all the outstanding capital stock of Capsource, Inc., a licensed Nevada mortgage company, in exchange for 20,000 post-split shares of common stock of the Company. Simultaneously with the Capsource Acquisition, the Company acquired certain assets and assumed certain liabilities of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. in exchange for 4,891,270 post-split shares of common stock of the Company. Capsource, Del Mar Mortgage and Del Mar Holdings are related entities by virtue of being under the common management and controlling ownership of Michael Shustek, Chief Executive Officer and Chairman of the Company.

         Upon the completion of the three acquisitions the Company changed its name from "Sunderland Acquisition Corporation" to "Sunderland Corporation," and effected a 5-for-3 stock split of its issued and outstanding common stock. On October 15, 1999, the Company filed a Registration Statement on Form SB-2 covering 1,926,270 shares of common stock held by various stockholders.

         In the last quarter of 1999, the Company consummated an agreement to acquire DM Financial Services, Inc., a broker-dealer, and DM Mortgage Advisors, Inc., a mortgage business, in exchange for the Company"s common stock. Both companies were wholly owned by Michael Shustek, who received 10,300 shares of the Company's common stock for DM Financial Services, Inc., and 17,700 shares of the Company's common stock for DM Mortgage Advisors, Inc. The acquisition of DM Financial Services, Inc. is pending regulatory approval of both the National Association of Securities Dealers and the Corporate Securities Division of the State of Nevada. The acquisition of DM Mortgage Advisors, Inc. received regulatory approval by the State of Arizona.

         The Company has filed a registration statement with the Securities and Exchange Commission for the establishment of DM Mortgage Investors, LLC (the "Fund"), which will offer and sell up to $100,000,000 of limited liability company units. Capsource, the Company's wholly owned subsidiary, is the Manager and sole member of the Fund.

         In January of 2000, the Company entered into a Letter of Intent to acquire the assets of L.L. Bradford & Company, certified public accountants and consultants for 800,000 shares of the

Company's common stock. L.L. Bradford is majority owned by Leilani D. Bradford and Laince Bradford, the Company's Chief Financial Officer and a Director.

Background

         The Company originates loans, primarily for commercial and residential developers, and obtains funds for these loans through private lenders. The Company earns its principal revenues through (i) loan origination fees on the loans it originates; and (ii) loan fees equal to the spread between the interest rate collected from borrowers and the interest rate to be paid to investors. Because of the speed of the Company's approval and funding of loans (typically 10-20 days). The Company earns a higher interest rate than that charged by conventional lenders. This higher rate enables the Company to attract investors willing to fund those loans.

         The Company is also an investor in selected real estate mortgage assets.

The Mortgage Lending Business

         Mortgage lending refers to the origination and funding of loans secured by real property. Loan origination involves the processing of a loan application, which includes various documents and research, the approval of the loan and the funding of the loan.

         The mortgage lending industry consists of large public and private institutional lenders, such as banks, insurance companies, and savings and loan associations, as well as numerous private and non-conventional lenders. To obtain a loan borrowers need to establish (i) good character, as determined through credit checks and references, (ii) capacity to repay the loan, as determined by bank statements and sources of income, and (iii) adequate collateral, as determined by property appraisal, environmental reports and other documentation. A deficiency in any one area can result in rejection of the loan application.

         The Company seeks to address the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders, and who require quicker responses. When evaluating prospective borrowers, these lenders typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.

Key Markets

         The Company's key market is borrowers who have an average of 35% to 40% equity in real property but whose needs the Company believes are not being met by traditional mortgage lenders. Commercial and residential real estate developers are an important class of these borrowers.

         Typically, real estate developers depend upon, among other things, the timely completion of a project to obtain a competitive advantage when selling their properties. The Company has sought to attract real estate developers by offering expedited loan processing, which generally provides quicker loan approval and the funding of a loan between 3-4 months earlier than traditional mortgage lenders. As a result, the Company has established a market niche as a non-conventional mortgage lender. Currently, approximately 85% of the loans originated by the Company service real estate developers. The remaining approximately 15% of the Company's loans involve primarily (i) land loans (10%), and (ii) bridge financing loans (5%).

         Sources Of Revenue

         The Company recognizes revenue primarily from loan origination fees, loan servicing fees, and extension fees. Loan origination fees are recorded as revenue at the close of escrow and reduced by direct loan origination costs. Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are recorded as revenue at the extension grant date.

         Loan Fees

         For each loan originated by the Company, the Company receives a loan origination fee of up to 4% of the principal amount of the loan. A processing fee of approximately $2,000 per loan is charged to document and package the loan. Late charges are assessed for non-timely payments. The Company may also receive additional fees for closing accounts upon termination of the loan (i.e., "EXIT FEES"). Lastly, the Company receives loan extension fees when extending the term of any loan.

         Loan Fees -- Interest Spread

         Loan fees are amounts the Company retains that are the difference between the interest rates charged to borrowers and the interest rates paid to lenders. The Company typically receives interest rate spreads of 0.75% as loan fees. For construction loans, which constitute the bulk of the Company's loans, interest begins to accrue on the amounts contained in the initial draw schedule as of the date of each draw, with the condition that interest will commence to accrue on the entire principal of the loan committed in the fifth (5th) month after the closing of the loan regardless of the draw schedule. If the actual schedule of the borrower differs from the draw schedule, interest will still begin to accrue on the dates and in the amounts contained in the draw schedule, or sooner if the actual draw downs precede the scheduled dates. Therefore, if the borrower experiences delays, the actual draw downs will occur later than the initial draw schedule and the borrower will begin to pay interest on the draw amounts even though actual disbursement has not been made.

         Loans

         The various stages in the development of land and the construction of structures on it correspond to the different types of loans the Company originates.

         Raw And Unimproved Land Loans

         The Company offers loans for the purchase or development of raw, unimproved land. Generally, the Company determines whether to make these loans based upon the 90-day quick sale value of the property and the borrower's actual capital investment in the property. The "90-day quick sale value" is the highest price for which the land could actually be sold within the next 90 days, the approximate time of a foreclosure, as determined by local real estate brokers and others. The value is generally the same as the cost of the land to the borrower. Typically, the Company will lend less than 60% of the "90-day quick sale value," and the Company usually requires that the borrower have invested in the property actual capital expenditures of at least 25% of the property's value.

         Raw Land Inventory Loan

         Raw land inventory loans represent property that is outside of current urbanization, but is in the next area to be developed. This land contains no improvements or infrastructure (i.e. roads, sewer hook-ups, power lines), but infrastructure is within the municipal plans for expansion. For raw land inventory, the Company also typically does a " 90-day quick sale valuation," upon which it will generally lend up to 60% of that value. Additionally, the Company usually requires that the borrower have invested in the property actual capital expenditures of at least 20% of the property's value.

         Development Property Loans

         A development property loan is a loan to complete the basic development of the property, such as utility installation and curbing, just before construction. Upon completion of development, the property can readily be sold. Generally, the Company conducts an appraisal of the value of the property and will make a loan of up to 60% of the approved value.

         Construction Loans

         A construction loan provides funds for the construction of one or more structures on developed land. Typically, the Company conducts an appraisal of the value of the property and proposed improvements and will lend up to 75% of the appraised value. If the construction loan is for the construction of multiple structures, such as a subdivision of homes, the Company will make its loan based solely upon the construction of the model homes, which are used to attract homebuyers. Upon satisfactory completion of the model homes, the Company will provide an additional loan for the construction of the remainder of the subdivision. The additional loan amount will depend upon the pre-sales activity for the homes to be built. If the developer has signed a contract for the sale of a home, then the Company will generally lend up to 100% of the cost of construction to build that home. The loan amount for unsold houses varies and can exceed the 75% loan to value ratio of the model homes.

         Bridge Loans

         A bridge loan provides funds for commercial borrowers to make improvements to the property needed to increase the net operating income of the property so that it can qualify for institutional refinancing. The Company will value the existing property and generally loan up to 75% of that value.

         Brokered Loans; Home Mortgage Loans

         In addition to originating loans, the Company acts as a broker for permanent residential loans. After completing a construction loan for a residential development, the Company typically offers the homebuyers an opportunity to obtain a home mortgage loan through the Company. In that case, because of the low interest rate involved in individual home mortgages, the Company will usually arrange the loan with the borrower and place the loan with another lender. Loans brokered by the Company typically meet the specific underwriting standards of the Government National Mortgage Association (Ginnie
Mae), Federal National Mortgage Association (Fannie Mae), and other such entities, which make these loans readily resaleable in the secondary market. During 1999 the Company did not broker any of these types of loans.

         Operations

         Loan Processing

         Upon receipt of a loan request, the Company commences the loan application and approval process. The Company reviews the borrower's financial condition, the purpose of the loan and the real property involved. This information may include, among other things, credit reports, environmental reports and property appraisals. All loans originated by the Company are first reviewed and approved by the loan committee to confirm that all requirements have been satisfied, although the loan committee may waive certain loan requirements based upon its overall review of the loan. The loan committee consists of three or more officers or loan managers of the Company authorized to approve loans. The loan committee members have substantial experience in the real estate and mortgage lending industries.

         Loan Funding

Currently, the Company obtains funds for its loans primarily through investors providing funds by investing in all or portions of the promissory notes secured by deeds of trust of the borrowers. Investors are comprised primarily of individuals. The investors receive monthly interest payments from the promissory notes. The deeds of trust grant a security interest in the real property that serves as collateral for the loan. Because of the low loan-to-value ratio required by the Company and the borrower's equity in the properties, the secured notes offer substantial protection for the investment while yielding a significant return.

         The Company filed a registration statement with the Securities and Exchange Commission for the establishment of DM Mortgage Investors, LLC (the "Fund"), which will offer and sell up to $100,000,000 of limited liability company units. Capsource, the Company's wholly owned subsidiary is the manager and sole member of the Fund.

         Competition

         Competition in the mortgage lending industry is intense. Many institutional and other financial lenders are engaged in originating mortgage loans. The Company considers its direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders, such as banks and other financial institutions that offer conventional mortgage loans. Competition in the Company's market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

         The Company's principal competitors in its market niche as a non-conventional mortgage lender in the Nevada area include: Consolidated Mortgage Corp., and Interstate Mortgage Corp. Funding, both of which engage in originating the same types of loans as those currently made by the Company. In the broader market, the Company's competitors consist of conventional mortgage lenders, which include Bank of America, Bank One, Wells Fargo, Residential Funding, First Security Bank, United Bank of Texas. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company.

         Regulation

         The operations of the Company are conducted through its wholly-owned operating subsidiary, Capsource. These operations are subject to extensive regulation by federal, state and local laws and governmental authorities. Capsource conducts its real estate mortgage business under a "PRIVILEGED" license issued by the Nevada Division of Financial Institutions (the "Division"). Under Nevada Revised Statutes ("NRS") Sections 645B.010 through 645B.230, the Division has broad discretionary authority over Capsource's activities, including the authority to conduct periodic regulatory audits of all aspects of Capsource's operations.

         Del Mar Mortgage, Inc. and Michael V. Shustek were subject to disciplinary action by the Division in the past which action was subsequently vacated after an audit of Del Mar Mortgage Inc.'s operations.

         The Company is required to comply with the Equal Credit Opportunity Act of 1974, (which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status), and the Fair Credit Reporting Act of 1970 (which requires lenders to supply applicants with the name and address of the reporting agency where the applicant is denied credit). The Company is also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974, and other federal, state and local laws.

         Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict the Company's ability to originate, service or broker loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or brokered by the Company, or otherwise adversely affect the business or prospects of the Company.

         Employees

         As of December 31, 1999, the Company employed 20 personnel, of whom 18 were full time and 2 were part-time. Of these employees, 4 were employed in underwriting and 3 performed general and administrative functions. The Company has entered into employment agreements with senior managers to fill the positions of President, Chief Executive Officer and Vice-President of Regulatory Affairs. No employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2. DESCRIPTION OF PROPERTY

         The Company maintains its executive offices at 2901 El Camino Ave., Suite 206, Las Vegas, Nevada which consist of about 7,000 square feet of office space. These offices contain the Company's marketing, loan processing and administrative personnel. The current lease expires in March, 2004.


Item 3. LEGAL PROCEEDINGS

         Del Mar Mortgage, Inc. is involved in several legal actions arising in the ordinary course of its business. Del Mar Mortgage, Inc. is vigorously defending itself through legal counsel against these legal actions. In one case, which is still in the discovery phase, the adverse party has claimed damages in excess of $790,000. Michael Shustek, the Company's Chairman and sole stockholder of Del Mar Mortgage, Inc., has agreed to indemnify Del Mar Mortgage, Inc. against any loss that may be incurred. Consequently, Del Mar Mortgage, Inc. does not believe that an adverse determination in that action would have a material adverse effect on its liquidity or financial statements. As a result of the asset acquisition, the Company may be determined to be a successor in interest to Del Mar Mortgage, Inc. in these legal actions.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote or consent of the shareholders during the fourth quarter of 1999.

                                    PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information: Trading in the Company's common stock commenced on December 10, 1999 under the symbol "DLMA" on the OTC Bulletin Board which is maintained by Nasdaq. The Company has applied for listing on the Nasdaq Small Cap Market.

         The table below lists the high and low bid prices for the common stock as reported by the National Quotation Bureau for the Company's last two fiscal years. Bid prices represent prices between broker-dealers and do not include retail mark-ups and markdowns or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

                                                          OTC Bulletin Board
                                                       -------------------------
                                                       US$ High          US$ Low
                                                       --------          -------
          2000
          ----
          First Quarter through March 15, 2000          7.63              6.13

          1999
          ----

          4th Quarter                                   6.38              5.38



         (b) Holders

         At February 28, 2000, there were approximately 300 stockholders of record of the Company's common stock.

         (c) Dividends

         The Company's policy is to retain all earnings, if any are realized, for the development and growth of its business. The Company has never declared or paid cash dividends on its common shares and does not anticipate paying cash dividends in the foreseeable future. Any determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

         The following financial review and analysis is of the financial condition and results of operations of the Company, for the years ended December 31, 1999 and 1998. This information should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-KSB. All operations of the Company are conducted through its wholly owned subsidiary, Capsource, Inc.

Overview

         On April 27, 1999, the Company, then a non-operating public company with nominal net assets, acquired certain assets and assumed certain liabilities representing the operations of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (the "Del Mar Entities") in exchange for 4,891,270 shares of the Company common stock (after the 5-for-3 stock split). The combination of the Del Mar Entities has been accounted for in a manner similar to a pooling of interest, as the companies were under common control. The Company (after the 5-for-3 stock split) concurrently acquired 100% of the outstanding common stock of Capsource, Inc. in exchange for 20,000 shares of Company common stock.

         Under generally accepted accounting principles, the acquisition of the Del Mar Entities is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by the Del Mar Entities for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (the Company), are those of the "legal acquiree" (Del Mar Entities) (i.e. the accounting acquirer).

         Accordingly, the consolidated financial statements of the Company as of December 31, 1999, and for the years ended December 31, 1999 and 1998, are the combined historical financial statements of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. The assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the stockholder of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc., Michael Shustek, Chairman and Chief Executive Officer of the Company.

         The business combination with Capsource has been accounted for as a purchase business combination. The cost of Capsource is based upon the fair value of the 20,000 common shares issued to the Capsource shareholder, which was $12,360.

RESULTS OF OPERATIONS:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

         The historical operations of the Company for the year ended December 31, 1999, and 1998 are analyzed as follows:

         Revenue. Revenue is primarily comprised of loan origination and servicing fees, and interest income. The Company reported total revenues of $11.9 million in 1999, an increase from $7.2 million in 1998. The increase in revenue was primarily due to increases in overall loan volume by approximately $104 million and in the portfolio of loans serviced for others by approximately $64 million compared to 1998. The Company had approximately 102 and 79 loans as of December 31, 1999, and 1998, respectively. Repeat borrowers accounted for over 25% of loans originated during the year ended December 31, 1999.

         Sales and Marketing Expenses. Sales and marketing expenses primarily consist of advertising, and commissions. Sales and marketing expenses of $1.7 million for the year ended December 31, 1999, increased from $500,000 in 1998. The 1999 increase is primarily due to an overall increase in commissions paid as a result of increased loan volume as discussed above.

         General and Administrative Expenses. General and administrative expenses primarily consist of payroll and related expenses, transition fees, professional fees, and general corporate expenses. General and administrative expenses of $6 million for the year ended December 31, 1999, increased from $3.8 million in 1998. The 1999 increase in general and administrative expenses was primarily due to transitions fees of about $2.6 million in 1999, while no such fees were incurred in 1998. On April 27, 1999, the Company entered into a non-renewable transition agreement with Del Mar Mortgage, Inc., a company wholly owned by the Company's majority stockholder. The transition agreement requires the Company to pay Del Mar Mortgage, Inc. 25% of loan origination fees earned from April 27, 1999, through October 26, 1999, and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also requires the Company to remit to Del Mar Mortgage, Inc. all future loan servicing and extension fees recognized on loans originated by the Company prior to April 27, 1999. The Agreement terminates on April 26, 2000.

         Income before Income Taxes. As a result of the foregoing factors, income before income taxes of $3.9 million for 1999, increased from $2.7 million in 1998.

         Pro Form Net Income. Prior to the recapitalization of the Company (April 27, 1999), the earnings of Del Mar Mortgage, Inc., which are included in the Consolidated Statements of Income, were taxed to the stockholder of Del Mar Mortgage, Inc. pursuant to an election to be taxed as an S corporation. The pro forma information reflects a provision for income taxes as if Del Mar Mortgage, Inc. had been a C corporation for the years ended December 31, 1999 and 1998 using an assumed effective tax rate of 34%. Pro forma net income per share has been computed by dividing pro forma net income by the weighted average shares outstanding.


Liquidity and Capital Resources

         Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general purposes. Cash for originating loans and general operating expenses is primarily obtained through cash flows from operations and private investors.

         At December 31, 1999, the Company's principal sources of liquidity consisted of $1.2 million of cash and marketable securities, and cash flows from $5.5 million of investments in mortgage loans on real estate with maturities of one year or less. As of that date, the Company's principal commitments consisted of a line of credit of $2.0 million, and income taxes payable of $700,000.

         During 1999, cash flows from operating activities of the Company provided $4.0 million compared to $2.6 million provided during 1998. This increase was primarily due to the increase in income before provision for income taxes. Cash used in investing activities approximated $3.5 million during 1999 compared to $2.7 million in 1998. Investing activities during 1999 consisted primarily of purchases of mortgage loans in the amount of $3.1 million. Cash provided by financing activities approximated $168,000 in 1999 compared to cash used of approximately $144,000 in 1998. Financing activities during 1999 consisted primarily of an advance on a line of credit of $2.0 million and distribution to stockholder of $2.1 million. Prior to the recapitalization of the Company on April 27, 1999, the net income of Del Mar Mortgage, Inc., which is included in the Consolidated Statements of Income, were taxed to the shareholder of Del Mar Mortgage, Inc. Accordingly, the distribution to stockholder approximating $2.1 million relates to net income of Del Mar Mortgage, Inc. from January 1, 1999 through April 26, 1999.

         The Company relies upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash flows and investments in mortgage loans on real estate on hand at December 31, 1999, will be sufficient to provide for its capital requirements for at least the next 12 months. From time to time, the Company considers potential acquisitions of related businesses or assets, which if undertaken could have a material effect upon the Company's results of operations and liquidity position. The Company may seek additional equity financing in the fourth quarter of 2000 through an offering of its common stock in the range of $15 million to $20 million. Further, the Company will be actively seeking initial credit lines or other arrangements for additional financing. There can be no assurance that the Company will be able to complete a secondary offering or obtain additional financing.


Impact Of Inflation and Changing Prices

         The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except for securities that are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the changes in prices of goods and services.


Item 7. FINANCIAL STATEMENTS:

         The Company's consolidated financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1998 begin on page F-1.

                     SUNDERLAND CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS................  F-1

         CONSOLIDATED BALANCE SHEET........................................  F-2

         CONSOLIDATED STATEMENTS OF INCOME.................................  F-3

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...................  F-4

         CONSOLIDATED STATEMENTS OF CASH FLOWS.............................  F-5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................  F-6

         REPORT OF HANSEN, BARNETT AND MAXWELL ON
           DEL MAR HOLDINGS, INC........................................... F-20

         REPORT OF HANSEN, BARNETT AND MAXWELL ON
           DEL MAR MORTGAGE, INC........................................... F-21

Report of Independent Certified Public Accountants


Board of Directors
Sunderland Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sunderland Corporation and Subsidiaries (formed as a result of the combination of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.) as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. The consolidated financial statements give retroactive effect to the merger of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. on April 27, 1999, which has been accounted in a manner similar to the pooling of interests method as described in the notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the management of Sunderland Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunderland Corporation and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (not separately presented herein) as of and for the year ended December 31, 1998, were audited by other auditors whose reports dated April 9, 1999 and May 21, 1999, respectively, expressed an unqualified opinion on those statements. We also audited the combination of the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1998, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note A of the notes to the consolidated financial statements.


/S/ GRANT THORNTON LLP


Reno, Nevada
February 11, 2000

                    Sunderland Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999


                                     ASSETS

Cash                                                                 $ 1,085,753
Accounts receivable                                                      902,622
Notes receivable                                                         323,000
Investments in marketable securities                                     114,949
Investment in real estate held for sale                                1,293,194
Investments in mortgage loans on real estate                           5,516,244
Deferred tax asset                                                        27,542
Other assets                                                             115,870
Property and equipment, net                                               35,005
                                                                   -------------
         Total assets                                                $ 9,414,179
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $ 232,935
Accrued expenses                                                         197,751
Line of credit                                                         1,980,000
Income taxes payable                                                     736,875
Due to related party                                                     244,641
Note payable                                                           1,290,000
                                                                    ------------
         Total liabilities                                             4,682,202
                                                                    ------------
Commitments and contingencies                                                 -
                                                                    ------------

Stockholders' equity
     Preferred stock, $.0001 par value;
       20 million shares authorized;
       no shares issued                                                       -
     Common stock, $.0001 par value;
       100 million shares authorized;
        6,161,270 shares issued and outstanding                              616
     Additional paid-in capital                                        1,642,490
     Retained earnings                                                 3,088,871
                                                                    ------------
          Total stockholders' equity                                   4,731,977
                                                                    ------------
          Total liabilities and stockholders' equity                 $ 9,414,179
                                                                    ============


         The accompanying notes are an integral part of this statement.

                     Sunderland Corporation and subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME

                            Year ended December 31,


                                                        1999                1998
                                                       ------              -----
Revenues
     Loan origination and related fees              $11,237,208       $6,517,057
     Interest income                                    605,468          646,698
     Other income                                        19,319           24,199
                                                     ----------        ---------

          Total revenues                             11,861,995        7,187,954
                                                     ----------        ---------
Expenses
     Sales and marketing expenses                     1,749,948          536,077
     General and administrative expenses              6,049,323        3,820,273
     Interest expenses                                  142,489          115,956
                                                     ----------        ---------

          Total expenses                              7,941,760        4,472,306
                                                     ----------        ---------

          Income before provision for income taxes    3,920,235        2,715,648

Provision for income taxes                              959,333               -
                                                     ----------        ---------


          NET INCOME                                 $2,960,902       $2,715,648
                                                     ==========       ==========

Pro forma information (unaudited) (Note A):
     Historical income before income taxes           $3,920,235       $2,715,648

     Pro forma income taxes                           1,341,202          923,320
                                                     ----------       ----------
     Pro forma net income                            $2,579,033       $1,792,328
                                                     ==========       ==========

     Pro forma net income per share - basic
      and diluted                                         $0.42            $0.38
                                                     ==========       ==========

     Weighted average shares outstanding              6,154,914        4,730,284
                                                     ==========       ==========


         The accompanying notes are an integral part of this statement.


                    Sunderland Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Year ended December 31, 1999 and 1998



                                             Preferred Stock         Common Stock            Additional     Receivable
                                              ---------------   --------------------------      Paid-in         From
                                              Shares   Amount     Shares         Amount         Capital      Stockholder
                                              ------   ------   -----------    -----------    -----------    -----------
Balance at January 1, 1998                        --   $   --     4,477,870    $       448    $   612,323    $        --

Issuance of common stock for cash, January
through August 1998, $5.35 per share              --       --       413,400             41      2,211,025             --

Distribution of receivable to a
stockholder                                       --       --            --             --     (2,101,087)            --

Distribution of mortgage loans to a
Stockholder                                       --       --            --             --       (362,762)            --

Cash advances to stockholder                      --       --            --             --             --       (535,646)

Net income                                        --       --            --             --      2,715,648             --

Balance at December 31, 1998                      --       --     4,891,270            489      3,075,147       (535,646)

Cancellation of $0.0001 common stock in
Connection with recapitalization                  --       --      (100,000)           (10)            --             --


                                                Retained
                                                Earnings        Total
                                               -----------   -----------
Balance at January 1, 1998                     $   127,969   $   740,740

Issuance of common stock for cash, January
through August 1998, $5.35 per share                    --     2,211,066

Distribution of receivable to a
stockholder                                             --    (2,101,087)

Distribution of mortgage loans to a
Stockholder                                             --      (362,762)

Cash advances to stockholder                            --      (535,646)

Net income                                              --     2,715,648

Balance at December 31, 1998                       127,969     2,667,959

Cancellation of $0.0001 common stock in
Connection with recapitalization                        --           (10)


                    Sunderland Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     year ended December 31, 1999 and 1998

                                              Preferred Stock         Common Stock            Additional     Receivable
                                              ---------------   --------------------------      Paid-in         From
                                              Shares   Amount     Shares         Amount         Capital      Stockholder
                                              ------   ------   -----------    -----------    -----------    -----------
Issuance of $0.0001 common stock in
Connection with recapitalization                  --       --     1,350,000            135            291             --

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                         --       --            --             --     (1,152,046)            --

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                         --       --            --             --       (643,260)            --

Acquisition of Capsource                          --       --        20,000              2         12,358             --

Contribution by stockholder through
relief of note payable                            --       --            --             --        350,000             --

Payments received on receivable from
Stockholder                                       --       --            --             --             --        535,646

Net income                                        --       --            --             --             --             --
                                              ------   ------   -----------    -----------    -----------    -----------
Balance at December 31, 1999                      --   $   --     6,161,270    $       616    $ 1,642,490    $        --
                                              ======   ======   ===========    ===========    ===========    ===========


                                               Retained
                                               Earnings        Total
                                              -----------   -----------
Issuance of $0.0001 common stock in
Connection with recapitalization                       --           426

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                              --    (1,152,046)

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                              --      (643,260)

Acquisition of Capsource                               --        12,360

Contribution by stockholder through
relief of note payable                                 --       350,000

Payments received on receivable from
Stockholder                                            --       535,646

Net income                                      2,960,902     2,960,902
                                              -----------   -----------
Balance at December 31, 1999                  $ 3,088,871   $ 4,731,977
                                              ===========   ===========

                     Sunderland Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,




                                                               1999                 1998
                                                              ------               ------

Cash flow from operating activites:
   Net income                                              $2,960,902          $  2,715,648
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation                                                 6,806                12,854
   Interest and loan extension fee added
   to note payable Changes in operating
   assets and liabilities:
       Accounts receivable                                   (501,096)             (308,954)
       Defferred tax asset                                    (27,542)                    -
       Other assets                                            (5,025)               (3,038)
       Due from related party                                (292,033)                  983
       Accounts payable and accrued expenses                  764,594               216,417
       Due to related party                                   332,270              (159,404)
       Income taxes payable                                   736,875                     -
                                                         ------------          ------------
         Net cash provided by operating activities          3,975,751             2,574,506
                                                         ------------          ------------

Cash flows from investing activities:
   Purchase of property and equipment                         (19,507)              (18,562)
   Purchase of investment in note receivable                 (323,000)
   Purchase of investment  in marketable securities          (114,949)                    -
   Purchase of real estate held for sale                       (3,194)                    -
   Purchase of investments in mortgage loans               (3,055,520)            (2,643,491)
                                                        -------------          -------------
         Net cash used in investing activities             (3,516,170)            (2,662,053)
                                                        -------------          -------------
Cash flows from financing activities:
   Advance on line of credit                                1,980,000                      -
   Advances to related party                                        -             (1,636,087)
   Advances to stockholder                                          -               (535,646)
   Proceeds on short-term note                                      -                100,000
   Payments on short-term note                               (100,000)              (280,000)
   Distribution to stockholder                             (2,132,305)                     -
   Payments received from note receivable
    from stockholder                                          535,646                      -
   Payments on capital lease obligations                            -                 (3,763)
   Proceeds from issuance of common stock                           -              2,211,066
   Deferred offering costs                                   (115,100)                      -
                                                        -------------          -------------
         Net cash provided by (used in) financing
            activities                                        168,241                144,430
                                                        -------------          --------------
         NET INCREASE (DECREASE) IN CASH                      627,822               (231,977)

Cash at beginning of year                                     457,931                689,908
                                                        -------------          --------------
Cash at end of year                                     $   1,085,753          $      457,931
                                                        =============          ==============
Supplemental cash flow information:
  Cash paid for Federal income taxes                    $     250,000          $        1,513
                                                        =============          ==============
  Cash paid for interest                                $     128,783          $       19,447
                                                        =============          ==============
Noncash investing and financing activities:
  Investment in real estate held for sale               $   1,290,000          $            -
                                                        =============          ===============

  Contribution by stockholder through relief
    of note payable                                     $     350,000          $             -
                                                        =============          ===============
  Distribution of liabilities, net of assets assumed
    to stockholder of Del Mar Mortgage, Inc. and Del
    Mar Holdings, Inc.                                  $     336,999          $             -

                                                        =============          ===============

  Distribution of receivable to stockholder             $           -          $     2,101,087
                                                        =============          ===============

  Distribution of mortgage loans to stockholder         $           -          $       362,762
                                                        =============          ===============

         The accompanying notes are an integral part of this statement.

                     Sunderland Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



Note A - Organization and Summary of Significant Accounting Policies

      Organization

      Sunderland Corporation ("Sunderland" or the "Company"), was incorporated in the state of Delaware on June 2, 1998. The Company conducts its operations primarily through Capsource, Inc. (Capsource), its wholly owned subsidiary. Capsource operates as a mortgage company licensed in the state of Nevada. Capsource is engaged in the origination, arrangement and secondary purchase and sale of loans secured by real property. The Company's primary operations consist of arranging for investor funding of mortgage loans for the construction of commercial and residential projects in southern Nevada. The Company also services such loans and operates in one business segment.

      On April 27, 1999, Sunderland, a non-operating public company with nominal net assets, acquired certain assets and assumed certain liabilities representing the operations of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (the "Del Mar Entities") in exchange for 4,891,270 shares of Sunderland common stock (post 5-for-3 stock split). The combination of the Del Mar Entities has been accounted for in a manner similar to a pooling of interests, as the companies were under common control. Sunderland concurrently acquired 100% of the outstanding common stock of Capsource in exchange for 20,000 shares of Sunderland common stock.

      Under generally accepted accounting principles, the acquisition of the Del Mar Entities is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by the Del Mar Entities for the net monetary assets of Sunderland, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. The post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Sunderland), are those of the "legal acquiree" (Del Mar Entities) (i.e. the accounting acquirer).

      Accordingly, the consolidated financial statements of Sunderland as of December 31, 1999, and for the years ended December 31, 1999 and 1998, are the combined historical financial statements of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. The assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.'s stockholders.

      The business combination with Capsource has been accounted for as a purchase business combination. The cost of Capsource is based upon the fair value of the 20,000 common shares issued to the Capsource shareholder, which was $12,360.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998



Note A - Organization and Summary of Significant Accounting Policies
                                                         - Continued

                  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.


      Concentrations

      Substantially all of the Company's operations are derived from Southern Nevada. Consequently, the Company's results of operations and financial condition are affected by general trends in the Southern Nevada economy and its commercial and residential real estate market.



      The Company's mortgage loans will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower's ability to refinance.



      Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash in bank. The Company maintains its cash in bank deposit accounts, which at times may exceed Federally insured limits.


      Use of Estimates

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

      Revenue Recognition

      The Company recognizes revenue primarily from loan origination fees, loan servicing fees, and extension fees. Loan origination fees are recorded as revenue at the close of escrow and reduced by direct loan origination costs. Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are recorded as revenue at the extension grant date.

      Loan Origination Fees

      Loan origination fees related to investments in mortgage loans on real estate are amortized principally by the effective interest method over the term of the related obligation.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998



Note A - Organization and Summary of Significant Accounting Policies
                                                         - Continued

      INVESTMENTS IN MARKETABLE SECURITIES

      Investments in equity securities consist of common stock. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

      Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The net unrealized gains and losses were immaterial for the years ended December 31, 1999 and 1998. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of 5 and 7 years. The cost of repairs and maintenance is charged to expense as incurred.

      Comprehensive Income

      The Company has no material components of other comprehensive income, and accordingly, comprehensive income is the same as net income for the period.

      Advertising Costs

      Advertising costs are expensed as incurred and amounted to $339,000 and $493,000 for the years ended December 31, 1999 and 1998, respectively.

      Income Taxes

      The liability method is used to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. Prior to the recapitalization of the Company (April 27, 1999), the earnings of Del Mar Mortgage, Inc., which are included in the Consolidated Statements of Income, were taxed to the stockholder of Del Mar Mortgage, Inc. pursuant to an election to be taxed as an S corporation.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998

Note A - Organization and Summary of Significant Accounting Policies
                                                         - Continued

      Pro Forma Financial Information (Unaudited)

      The pro forma information reflects a provision for income taxes as if Del Mar Mortgage, Inc. had been a C corporation for the years ended December 31, 1999 and 1998 using an assumed effective tax rate of 34%. Pro forma net income per share has been computed by dividing pro forma net income by the weighted average shares outstanding.

      Impairment of Long-Lived Assets to be Disposed

      The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

      Earnings Per Share

      Basic and diluted earnings per share is based on the weighted-average number of outstanding common shares during the applicable period.





Note B - Accounts Receivable

      The Company services loans which have been arranged for the investor parties through a servicing agreement. The servicing agreement stipulates that all extension fees charged on behalf of the investors shall be retained by the Company as part of the loan servicing fees. Accounts receivable represent extension and loan origination fees earned but not yet received.

Note C - Investment in Real Estate Held for Sale

      The Company has an investment in real estate held for sale totaling $1,293,194 at December 31, 1999. The investment in real estate held for sale is recorded at the lower of historical cost or net realizable value (see Note F).

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998

Note D - Investments in Mortgage Loans on Real Estate

      The Company invests in mortgage loans. The mortgage loans are secured by first trust deeds on real estate. These loans have maturities of one year or less with interest rates ranging from 12% to 14% payable monthly, with principal due at maturity. Management believes the underlying value of the assets securing the mortgage loans was sufficient at December 31, 1999 to realize their carrying value. Accordingly, no allowance for loan losses has been established.


NOTE E - PROPERTY AND EQUIPMENT


      Property and equipment consists of the following at December 31, 1999:

        Furniture and equipment                         $ 52,429
        Less:  Accumulated depreciation                  (17,424)
                                                     -------------

                                                        $ 35,005
                                                     =============


NOTE F - NOTE PAYABLE


      In 1999, the Company foreclosed on real estate which was subject to an existing lien (the "note"). The term of the note is for one year and includes interest at 12.75% per annum. The note is secured by certain real estate. The note was originally due on October 8, 1999 and was extended to April 8, 2000. The note requires monthly interest payments with the balance of unpaid principal and interest due on April 8, 2000.

Note G - Line of Credit

      The Company maintains a $3,000,000 floating line of credit with a financial institution. The outstanding balance as of December 31, 1999 totaled $1,980,000. The line of credit, which is guaranteed by the Company's majority shareholder, is payable in monthly installments of interest only at the bank's prime lending rate plus 1.5% (10% at December 31, 1999) and expires on December 15, 2000. The line of credit is secured by 1,450,000 shares of the Company's common stock held by the majority stockholder (23.5% of the outstanding stock at

      December 31, 1999) and the deeds of trust on the property being advanced against. The line of credit contains certain covenants, which the Company has complied with as of December 31, 1999.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998


NOTE H - CREDIT AGREEMENT


      The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and the Company (Note I). The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts at a rate of 1% and invest those funds in commercial paper (securities). The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution's custody and control. The balance drawn down upon the credit agreement was $0 at December 31, 1999.


NOTE I - TRUST ACCOUNTS


      The Company manages on behalf of Del Mar Mortgage, Inc., a company wholly owned by the Company's majority stockholder, certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution and the Company records and reconciles the receivables from borrowers. At December 31, 1999, the cash held in trust was $667,345 and the trust receivables were $1,215,466. The related trust liability was $1,882,811 at December 31, 1999. The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 1999.



Note J - LOANS SERVICED FOR OTHERS

      The Company services loans for others, which are not shown on the balance sheet. The face amount of these loans at December 31, 1999 approximated $227,000,000. Loans serviced for others include construction loans that are originated by the Company.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998

Note K - Related Party Transactions

      On April 27, 1999, the Company entered into a non-renewable transition agreement (the "Agreement") with Del Mar Mortgage, Inc., a company wholly owned by the Company's majority stockholder. The Agreement requires the Company to pay Del Mar Mortgage, Inc. 25% of loan origination fees earned from April 27, 1999 through October 26, 1999 and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also requires the Company to remit to Del Mar Mortgage, Inc. all future loan servicing and extension fees recognized on loans originated by the Company prior to April 27, 1999. The Agreement terminates on April 26, 2000. The Company incurred $2,597,641 in fees related to the Agreement for the year ended December 31, 1999, which have been recorded as general and administrative expenses in the consolidated financial statements.

      The Company has recorded accounts receivable from Del Mar Mortgage, Inc. of $443,390 as of December 31, 1999. The Company also has a balance due to Del Mar Mortgage, Inc. of $244,641. These balances bear no interest and are due on demand.

      The Company incurred accounting and financial consulting fees of $150,000 and $180,000 for the years ended December 31, 1999 and 1998, respectively, which were paid to an accounting firm whose managing principal is an officer, director and stockholder of the Company (see Note S).

      On December 23, 1999, the Company consummated agreements to acquire two related party companies (see Note Q).

      In 1998, the Company paid various expenses totaling $2,101,087, for and on behalf of Shustek Investments, Inc., resulting in a receivable from Shustek Investments, Inc. for that amount. On December 31, 1998, this receivable was distributed to the majority stockholder of the Company.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998



Note L - Income Taxes

      The components of income tax expense (benefit) are as follows as of December 31:

                                               1999            1998
                                           -------------     ---------

        Current                               $986,875       $    -
        Deferred                               (27,542)           -
                                           -------------     ---------

                                              $959,333        $   -0-
                                           =============     =========

      Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 1999 are as follows:

        Deferred tax assets:
             Accrued compensation                             $27,542
        Less:  Valuation allowance                                -
                                                           -----------

        Net deferred taxes                                    $27,542
                                                           ===========

      The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                 1999            1998
                                            --------------- ---------------

        Statutory tax provision                $1,332,880        $923,320
        Earnings taxed to shareholder            (381,867)       (923,320)
        Non-deductible expenses                     8,320              -
                                            --------------- ---------------

                                               $ 959,333         $     -0-
                                            =============== ===============

NOTE M - EMPLOYEE BENEFIT PLAN

      The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). The Company matches employee contributions dollar for dollar up to 5% of compensation. The Company contributed $ 37,537 and $20,316 to the plan for the years ended December 31, 1999 and 1998, respectively.

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998


NOTE N - EMPLOYMENT AGREEMENTS

      The Company has employment agreements and arrangements with certain officers and key employees. The agreements generally continue for a period of three years or until terminated by the executive or the Company with cause. The agreements and arrangements provide the employees with a base salary and benefits. The agreements contain covenants against competition with the Company, which extend for a period of time after termination.


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, accounts receivable, notes receivable, mortgage loans, accounts payable and notes payable approximate fair value because of the short-term maturity of these instruments.


NOTE P - COMMITMENTS AND CONTINGENCIES

      Lease Commitments

      The Company operates from a leased office facility under a noncancellable operating lease. The lease requires the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. Rent expense for the leased office facility charged to operations for the years ended December 31, 1999 and 1998 was $140,000 and $194,000, respectively.

      The Company leases equipment under a noncancellable operating lease. Rent expense for the equipment was $20,000 and $3,600 for the year ended December 31, 1999 and 1998, respectively.

Future minimum rental payments required under the operating leases as of December 31, 1999, are as follows:

        2000                  $180,418
        2001                   190,193
        2002                   193,728
        2003                   197,128
        2004                    66,363
                           ------------
                              $827,830
                           ============

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998

Note Q - Acquisitions

      On December 23, 1999, the Company consummated an agreement to acquire all the outstanding capital stock of DM Financial Services, Inc., a Las Vegas, Nevada based securities broker-dealer for 10,300 shares of the Company's common stock and DM Mortgage Advisors, Inc., a Phoenix, Arizona based mortgage funding company for 17,700 shares of the Company's common stock. The acquisition of DM Financial Services, Inc. is pending regulatory approval of both the National Association of Securities Dealers and the Corporate Securities Division of the State of Nevada. The acquisition of DM Mortgage Advisors, Inc. is also pending regulatory approval by the State of Arizona.


NOTE R - LITIGATION

Item 18. The Company is a defendant in various lawsuits incurred in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.


NOTE S - SUBSEQUENT EVENTS

Item 21. In January 2000, the Company entered into a letter of intent to merge with an accounting firm (the "Firm") whose managing principal is an officer, director and shareholder of the Company. The proposed transaction would transfer 100% of the outstanding common stock of the Firm to the Company in exchange for 800,000 common shares of the Company's stock.

                   [LETTERHEAD OF HANSEN, BARTNETT & MAXWELL]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Del Mar Holdings, Inc.
Las Vegas, Nevada

We have audited the balance sheet of Del Mar Holdings, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein). Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Mar Holdings, Inc. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       HANSEN, BARNETT & MAXWELL



Salt Lake City, Utah
May 21, 1999

                   [LETTERHEAD OF HANSEN, BARTNETT & MAXWELL]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
Del Mar Mortgage, Inc.
Las Vegas, Nevada

We have audited the balance sheet of Del Mar Mortgage, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Mar Mortgage, Inc. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       HANSEN, BARNETT & MAXWELL



Salt Lake City, Utah
April 9, 1999

 Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 13, 1999, the Company dismissed Hansen, Barnett & Maxwell ("HBM") as its independent auditor. On January 3, 2000 the Company retained Grant Thornton LLP ("Grant Thornton") as independent certified public accountants to replace HBM.

         The Company and HBM have not, in connection with the audit of the Company's financial statements for each of the two years ended December 31, 1998 and 1997, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to HBM's satisfaction, would have caused HBM to make reference to the subject matter of the disagreement in connection with its reports. In connection with the Company's June 30, 1999, unaudited consolidated financial statement, HBM disagreed with the appropriate accounting for the net assets of the Del Mar Entities that were not transferred to the Company. It was resolved that these net assets would be accounted for as capital distributions from the accounting acquirer. In addition, there were disagreements regarding the representation of the operations of the Del Mar Entities prior to the reorganization as those of predecessor entities. This matter was also resolved to present those prior operations.

         The reports of HBM on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainties, audit scope or accounting principles.

         The decision to change accountants was approved by the Company's Board of Directors.

         The Company had no relationship with Grant Thornton that is required to be reported under Regulation S-B Item 304(a)(2) during the two years ended December 31, 1998 and 1997 or the subsequent interim period prior to and including December 13, 1999. The Registrant knows of no disagreements with Grant Thornton on accounting and financial disclosure.


                                    PART III


         The Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3)A. The Proxy Statement will provide the information required under Part III (Items 9, 10, 11 and 12).

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Consolidated Financial Statements filed herewith as required under
Item 8 of this report include the Consolidated Balance Sheet at December 31, 1999, and the Consolidated

Statements of Income, Stockholders Equity and Cash Flows for the years ended December 31, 1999 and 1998.

         (b)None.

         (c) The following exhibits are included in this report or are incorporated by reference:

Exhibit                                Exhibit                                            Sequentially
Number                                                                                      Numbered
                                                                                              Page

2.1** Agreement and Plan of Reorganization between The Company, a Delaware corporation, and Stephen J. Byrne, dated as of April 9, 1999, filed with the Form 8-K of The Company (file no. 0-24802) filed with the Commission on April 27, 1999 and incorporated herein by reference

2.2** Asset Acquisition Agreement between the Company, a Delaware corporation, and Del Mar Holdings, Inc., a Nevada corporation, dated as of April 19, 1999 on Form, 8K, of the Company (file no. 0-24803) filed with the Commission on April 27, 1999, and incorporated herein by reference

2.3** Asset Acquisition Agreement between the Company, a Delaware corporation, and Del Mar Mortgage, Inc., a Nevada corporation, dated as of April 9, 1999 filed with the Form 8-K of the Company (file no.
         0-24803) filed with the Commission on April 27, 1999, and incorporated herein by reference

2.4**    Letter of Intent dated January 12, 2000 between the Company and L.L.
         Bradford & Company

3.1** Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form 10-SBA, file no.
         0-24803, filed with the Commission on August 13, 1998)

3.2** By-laws (incorporated by reference to Exhibit 2.2 to the Company's registration statement on Form 10-SBA, filed with the Commission on August 13, 1998

4.       Specimen Common Stock Certificate; Specimen Preferred Stock
         Certificate; Articles Four, Eight, Ten and Twelve of the Certificate of
         Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10-SBA, file no. 0-24803, filed with the Commission on October 12, 1997)

Exhibit                                Exhibit                                            Sequentially
Number                                                                                      Numbered
                                                                                              Page
10.1     Employment Agreement between Del Mar Mortgage, Inc. and Stephen J.
         Byrne dated November 3, 1998

10.2     Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc.
         dated April 27, 1999 and First Amendment to Transition Agreement dated
         April 27, 1999

10.3     Employment Agreement between Del Mar Mortgage, Inc. and Michael
         Whiteaker dated May 3, 1999

10.4     The 2000 Stock Option Plan of Sunderland Corporation

10.5     Employment Agreement between the Company and Michael Shustek dated
         December 1, 1999

16       Letter on Change of Certifying Accountant (Incorporated by reference to
         Exhibit 16.1 to the Company: Form 8-K (file no. 0-24803) filed with the Commission on December 12, 1999.)

21       List of Subsidiaries

27       Financial Data Schedule

----------
**   Previously filed.


         (d) Schedules filed herewith include:

         All schedules for which provision is made in Regulation S-K of the Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     March  29, 2000        SUNDERLAND CORPORATION



                            By:  /s/ Michael V. Shustek
                               ---------------------------------------------
                                 Michael V. Shustek, Chief Executive Officer
                                 (Principal Executive Officer)



                            By:  /s/ Lance Bradford
                               ---------------------------------------------
                                 Lance Bradford
                                 (Chief Financial Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     March  29, 2000        By:  /s/ Michael V. Shustek
                               ---------------------------------------------
                                 Michael V. Shustek, Director


     March  29, 2000        By:  /s/ Stephen J. Byrne
                               ---------------------------------------------
                                 Stephen J. Byrne, Director


     March  29, 2000        By:  /s/ Robert W. Fine
                               ---------------------------------------------
                                 Robert W. Fine, Director


     March  29, 2000        By:  /s/ Lance Bradford
                               ---------------------------------------------
                                 Lance Bradford, Director

     March  29, 2000        By:  /s/ John E. Dawson
                               ---------------------------------------------
                                 John E. Dawson, Director


     March  29, 2000        By:  /s/ Robert L. Forbuss
                               ---------------------------------------------
                                 Robert L. Forbuss, Director


     March  29, 2000        By:  /s/Robert Aalberts
                               ---------------------------------------------
                                 Robert Aalberts, Director