Form 10QSB
period 2000-03-31
SUNDERLAND CORP
filed 2000-05-16
CIK 1068132

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM................TO..................

                        COMMISSION FILE NUMBER 000-24803

                             SUNDERLAND CORPORATION

 ------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

    DELAWARE 52-2102142
--------------------------------                 ---------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                 2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
 -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702/227-0965
                    -----------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

Number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000:

Common      6,989,270

                             SUNDERLAND CORPORATION

                                      INDEX

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                      Page No.
                                                                                                     -----------

              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999
                (unaudited)                                                                                 1
              Consolidated Statements of Operations for the three months ended
                March 31, 2000 and 1999 (unaudited)                                                         2
              Consolidated Statement of Cash Flows for the three months ended
                March 31, 2000 and 1999 (unaudited)                                                         3
              Notes to Consolidated Financial Statements                                                    4

Item 2.       Management's Discussions and Analysis                                                        5-7

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             7

Item 2.       Changes in Securities and Use of Proceeds                                                     7

Item 3.       Defaults Upon Senior Securities                                                               7

Item 4.       Submission of Matters to a Vote of Security Holders                                           7

Item 5.       Other Information                                                                             7

Item 6.       Exhibits and Reports on Form 8-K                                                              7

SIGNATURES                                                                                                  7

PART 1  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                             SUNDERLAND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                            March 31,      December 31,
                                                                              2000             1999
                                                                         ---------------  ---------------

Current assets

   Cash                                                                  $       666,831  $    1,109,454
   Accounts receivable                                                         1,610,228       1,222,040
   Due from affiliate                                                            168,952              --
   Notes receivable                                                              292,097         423,000
   Investments in marketable securities                                          207,856         114,949
   Investment in real estate held for sale                                     1,306,901       1,293,194
   Investments in mortgage loans on real estate                                4,798,552       5,516,244
   Other investments                                                              42,530              --
   Deferred tax asset                                                             27,542          27,542
                                                                         ---------------  --------------
     Total current assets                                                      9,121,489       9,706,423

Non-current assets

   Property and equipment, net                                                   140,883         134,751
   Other assets                                                                  213,638         132,857
                                                                         ---------------  --------------

     Total assets                                                        $     9,476,010  $    9,974,031
                                                                         ===============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                      $        95,636  $      235,553
   Accrued expenses                                                               92,633         197,751
   Income taxes payable                                                          968,742         736,875
   Due to related party                                                           54,675         244,641
   Note payable                                                                1,284,339       1,324,072
   Lines of credit                                                             1,076,241       2,009,691
                                                                         ---------------  --------------
     Total current liabilities                                                 3,572,266       4,748,583

Stockholders' equity

   Preferred stock, $.0001 par value; 20 million shares authorized;
      no shares issued                                                                --              --
   Common stock, $.0001 par value; 100 million shares authorized;
      6,989,270 and 6,969,270 shares issued and outstanding
      during 2000 and 1999, respectively                                           1,444             616
   Additional paid-in capital                                                  2,310,524       2,205,997
   Retained earnings                                                           3,591,776       3,018,835
                                                                         ---------------  --------------

     Total stockholders' equity                                                5,903,744       5,225,448
                                                                         ---------------  --------------

     Total liabilities and stockholders' equity                          $     9,476,010  $    9,974,031
                                                                         ===============  ==============

                 See Accompanying Notes to Financial Statements

                             SUNDERLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For the Three       For the Three
                                                                   Months Ended        Months Ended
                                                                  March 31, 2000      March 31, 1999
                                                                ------------------  ----------------

Revenues

Loan origination and related fees                                     $  2,558,454       $  1,226,361
Revenue from accounting services                                           539,116            465,855
Interest income                                                            233,418            349,301
Other income                                                                13,781             18,689
                                                                      ------------       ------------

Total revenues                                                           3,344,769          2,060,206

Operating expenses

Sales and marketing                                                        570,766            192,972
General and administrative                                               1,503,806          1,183,264
                                                                      ------------       ------------
Total operating expenses                                                 2,074,572          1,376,236

Income Before Provision for Income Taxes                                 1,270,197            683,970

Provision for Income Taxes                                                 431,867            232,550
                                                                      ------------       ------------

Net income                                                            $    838,330       $    451,420
                                                                      ============       ============

Basic and fully diluted earnings per
common share                                                          $       0.12       $       0.06
                                                                      ============       ============

Weighted average number of common
shares used in per share calculation                                     6,989,270          6,969,270
                                                                      ============       ============


                 See Accompanying Notes to Financial Statements

                             SUNDERLAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Three       For the Three
                                                                   Months Ended        Months Ended
                                                                  March 31, 2000      March 31, 1999
                                                                ------------------  ----------------

Cash flows from financing activities:

   Net income                                                   $          838,330  $         451,420
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                          8,706              2,571
   Changes in operating assets and liabilities:
       Increase in accounts receivable                                    (388,188)           (39,282)
       Increase in other assets                                            (80,781)                --
       Increase in due from affiliate                                     (168,952)                --
       Decrease in accounts payable and
         accrued expenses                                                 (245,035)          (166,823)
       Decrease in due to related party                                   (189,966)                --
       Increase in income taxes payable                                    231,867            232,550
                                                                ------------------  -----------------

       Net cash provided by operating activities                             5,981            480,436
                                                                ------------------  -----------------

Cash flows from investing activities:

       Cash outlay for property and equipment                              (14,838)           (11,292)
       Proceeds from payments on note receivable                            30,903                 --
       Cash proceeds from sale of investments                              568,548            428,350
                                                                ------------------  -----------------

       Net cash provided by investing activities                           584,613            417,058
                                                                ------------------  -----------------

Cash flows from financing activities:

       Distribution to the shareholders                                    (60,034)          (698,743)
       Payments on capital lease obligations                                    --               (997)
       Payments on notes payable and lines of credit                      (973,183)              (962)
                                                                ------------------  -----------------

       Net cash used by financing activities                            (1,033,217)          (700,702)
                                                                ------------------  -----------------

Net change in cash                                                        (442,623)           196,792

Cash-beginning balance                                                   1,109,454            459,491
                                                                ------------------  -----------------

Cash-ending balance                                             $          666,831  $         656,283
                                                                ==================  =================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

On January 31, 2000, 17,700 shares of common stock were issued to acquire all of the outstanding shares of DM Mortgage Advisors, Inc.

On March 15, 2000, 10,300 shares of common stock were issued to acquire all of the outstanding shares of DM Financial Services, Inc.

On March 31, 2000, 800,000 shares of common stock were issued to acquire all of the outstanding shares of L.L. Bradford & Company.


                 See Accompanying Notes to Financial Statements

                             SUNDERLAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1999 of Sunderland Corporation ("Sunderland" or "the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - ACQUISITION

L.L. Bradford & Company - On March 31, 2000, the Company acquired all the outstanding capital stock of L.L. Bradford & Company (LLB), in exchange for 800,000 shares of the Company's common stock pursuant to a tax-free reorganization. LLB is a public accounting and consulting firm majority owned by Lance K. Bradford, Chief Financial Officer and Director of Sunderland, and Leilani Bradford, his spouse. The acquisition of LLB has been accounted for as a pooling of interests.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2000, the balance due from affiliate approximating $169,000 consists of advances made to an officer and director of the Company. The balance due from a related party is non-interest bearing and will be due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, the Form 8K filed on April 14, 2000, and the Form 10-KSB for the year ended December 31, 1999 of Sunderland Corporation.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company for the three months ended March 31, 2000. This information should be read in conjunction with the financial statements and accompanying notes included in this quarterly report.

COMPANY OVERVIEW

Sunderland Corporation, a diversified financial services organization and one of the nation's largest private lenders has recently broadened its operations to include the newly created financial services and investment divisions resulting from the recent merger with L.L. Bradford and Company and the acquisition of DM Financial Services, Inc. Sunderland has also expanded its mortgage lending division with the acquisition of DM Mortgage Advisors, Inc. The Company now delivers a broad spectrum of financial services through three divisions: mortgage lending, financial services, and investments.

     Mortgage Lending:

     Sunderland Corporation, through its subsidiary, Capsource, Inc. dba Del Mar Mortgage (Del Mar), is a large commercial lender in the State of Nevada specializing in real estate investments and is licensed in the state of Nevada. The Company provides financing for residential and commercial construction projects as well as land acquisition and development. Del Mar has originated more than $500 million in loans in the last three years.

     The Company has also recently completed the acquisition of DM Mortgage Advisors, Inc., a mortgage company licensed in the state of Arizona. This acquisition is the first step in expanding the mortgage lending division to multiple states.

     Financial Services:

     Sunderland Corporation has recently completed a merger with L.L. Bradford and Company, one of the largest accounting and consulting firms in Las Vegas, Nevada. The merger will significantly expand the range of financial products and services offered by Sunderland's newly developed Financial Services Division. L.L. Bradford's President and founder, Lance Bradford, will oversee the Financial Services Division and also serve as Chief Financial Officer of Sunderland Corporation.

     Investment Division:

     Sunderland Corporation has begun building a national financial services network with its acquisition of DM Financial Services, Inc., an investment securities broker-dealer registered in 18 states. In addition, Capsource, Inc. is the managing member of DM Mortgage Investors, LLC that will invest in mortgage loans secured by commercial and residential real property, primarily in Nevada, Arizona and California (including properties under construction). The loans will be selected for DM Mortgage Investors, LLC by Capsource, Inc., its managing member. In April 2000, DM Mortgage Investors, LLC filed a form S-11 with the Securities and Exchange Commission for an offer and sale of 100,000,000 units for $1.00 per unit.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2000 and 1999

Revenue. The Company reported revenues of $3.3 million for the three months ended March 31, 2000, an increase from $2.1 million in the same period in 1999. The increase in revenue was primarily due to a 40% increase in total loans funded. The Company also increased its origination fees assessed to four percent compared to three percent in the same period of the prior year.

Sales and Marketing expenses. Sales and marketing expenses increased to $.6 million for the three months ended March 31, 2000 from $.2 million in the same period in 1999. The increase is primarily related to marketing fees paid as a result of a transition agreement consummated in the second quarter of 1999. The transition agreement expires in the second quarter of 2000.

General and Administrative expenses. General and administrative expenses increased to $1.5 million for the three months ended March 31, 2000 from $1.2 million in the same three months of 1999. The company has implemented a budget committee for the sole purpose of tracking and minimizing general and administrative expenses. The increase in general and administrative expenses in proportion to the increase in revenues is minimal primarily due to the effectiveness of the budget committee.

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

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and trust deed investments on hand at March 31, 2000 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company may seek additional equity financing for future working capital and acquisitions in the latter part of 2000 through an offering of its common stock, and contemplates that offering, before expenses relating to the offering, will be no less than $15 million and no more than $20 million. Further, the Company will be actively seeking initial credit line arrangements of no less than $100 million. There can be no assurance that the Company will be able to complete a secondary offering or obtain credit lines.

During the three months ended March 31, 2000, cash flows provided by operating activities approximated $6,000 compared to $.5 million during the same period in 1999. Cash flows from investing activities provided $.6 million compared to $.4 million in the same period in 1999. Investing activities consisted primarily of proceeds from sales of trust deed investments in the amount of $.6 million during 2000. Cash flow from financing activities used $1 million compared to $.7 million in the same period in 1999. Financing activities primarily consisted of payments on existing lines of credit during 2000.

At March 31, 2000, Sunderland had $0.7 million of cash and had $9.1 million in current assets. On the same date, current liabilities approximated $3.6 million. Accordingly, Sunderland appears to have sufficient working capital and capital to meet its operating needs in the near term without the need for additional external financing.

PART II.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K filed during the first quarter 2000:

Form 8-K dated and filed on April 14, 2000 regarding the acquisition of L.L. Bradford & Company and related exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

SUNDERLAND CORPORATION

                              By:   /s/ Lance K. Bradford

                              LANCE K. BRADFORD, Chief Financial Officer

                               Date: May 12, 2000