Form 10KSB/A
period 1999-12-31
VESTIN GROUP INC
filed 2000-07-12
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                               AMENDMENT NO. 1 TO
                                ANNUAL REPORT ON
                                  FORM 10-KSB/A

(MARK ONE)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                         Commission file number 0-24803


                               VESTIN GROUP, INC.
                        (Formerly Sunderland Corporation)
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          52-2102142
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation of Organization)

                 2901 El Camino Avenue, Las Vegas, Nevada 89102
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (702) 227-0965

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, $.0001 par value
                                 Title of class

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES   __X__               NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                       YES   _____               NO __X__

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

As of March 15, 2000:  Approximately $18,529.000.

Transitional Small Business Disclosure Format        YES   _____      NO __X__

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required in Part III, Items 9, 10, 11 and 12 is incorporated by reference herein from Sunderland Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders held on June 23, 2000, which was filed on April 27, 2000.

                                     PART I


Item 1.    DESCRIPTION OF BUSINESS

Introduction

     Vestin Group, Inc., formerly Sunderland Corporation (the "Company"), through its wholly-owned subsidiary, Capsource, Inc., originates and arranges the purchase and sale of loans secured by real property primarily for commercial and residential developers.

     The Company was formed in Delaware on June 2, 1998, as Sunderland Acquisition Corporation. On August 13, 1998, the Company filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934, as amended. On April 27, 1999, the Company acquired all the outstanding capital stock of Capsource, Inc., a licensed Nevada mortgage company, in exchange for 20,000 post-split shares of common stock of the Company. Simultaneously with the Capsource Acquisition, the Company acquired certain assets and assumed certain liabilities of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. in exchange for 4,891,270 post-split shares of common stock of the Company. Capsource, Del Mar Mortgage and Del Mar Holdings are related entities by virtue of being under the common management and controlling ownership of Michael Shustek, Chief Executive Officer and Chairman of the Company.

     Upon the completion of the three acquisitions the Company changed its name from "Sunderland Acquisition Corporation" to "Sunderland Corporation," and effected a 5-for-3 stock split of its issued and outstanding common stock. On October 15, 1999, the Company filed a Registration Statement on Form SB-2 covering 1,926,270 shares of common stock held by various stockholders.

     In the last quarter of 1999, the Company consummated an agreement to acquire DM Financial Services, Inc., a broker-dealer, and DM Mortgage Advisors, Inc., a mortgage business, in exchange for the Company's common stock. Both companies were wholly owned by Michael Shustek, who received 10,300 shares of the Company's common stock for DM Financial Services, Inc., and 17,700 shares of the Company's common stock for DM Mortgage Advisors, Inc. The National Association of Securities Dealers and the Corporate Securities Division of the State of Nevada approved the Company's acquisition of DM Financial Services in the second quarter of 2000. The acquisition of DM Mortgage Advisors, Inc. received regulatory approval by the State of Arizona.

     The Company has filed a registration statement with the Securities and Exchange Commission for the establishment of DM Mortgage Investors, LLC (the "Fund"), which will offer and sell up to $100,000,000 of limited liability company units. Capsource, the Company's wholly owned subsidiary, is the Manager and sole member of the Fund.

     On March 31, 2000, the Company acquired the assets of L.L. Bradford & Company, certified public accountants and consultants for 800,000 shares of the Company's common stock. L.L. Bradford was majority owned by Leilani D. Bradford and Lance Bradford, at the time the

Company's Chief Financial Officer and a Director. Mr. Bradford has since become the Company's corporate secretary.

     The Company changed its name to Vestin Group, Inc. after its June 23, 2000 annual meeting of stockholders.

Background

     The Company originates loans, primarily for commercial and residential developers, and obtains funds for these loans through private lenders. The Company earns its principal revenues through (i) loan origination fees on the loans it originates; and (ii) loan fees equal to the spread between the interest rate collected from borrowers and the interest rate to be paid to investors. Because of the speed of the Company's approval and funding of loans (typically 10-20 days), the Company earns a higher interest rate on these loans. This higher rate enables the Company to attract investors willing to fund those loans.

     The Company is also an investor in selected real estate mortgage assets.

The Mortgage Lending Business

     Mortgage lending refers to the origination and funding of loans secured by real property. Loan origination involves the processing of a loan application, which includes various documents and research, the approval of the loan and the funding of the loan.

     The mortgage lending industry consists of large public and private institutional lenders, such as banks, insurance companies, and thrifts, as well as numerous private and non-conventional lenders. To obtain a loan borrowers need to establish (i) good character, as determined through credit checks and references, (ii) capacity to repay the loan, as determined by bank statements and sources of income, and (iii) adequate collateral, as determined by property appraisal, environmental reports and other documentation. A deficiency in any one area can result in rejection of the loan application.

     The Company seeks to address the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders, and those borrowers who require quicker responses. When evaluating prospective borrowers, [these lenders][the Company will] typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.

Key Markets

     The Company's key market is borrowers who have an average of 35% to 40% equity in real property but whose needs the Company believes are not being met by traditional mortgage lenders. Commercial and residential real estate developers are an important class of these borrowers.

     Typically, real estate developers depend upon, among other things, the timely completion of a project to obtain a competitive advantage when selling their properties. The Company has sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and the funding of a loan. As a result, the Company has established a market niche as a non-conventional mortgage lender. Currently, approximately 85% of the loans originated by the Company service real estate developers. The remaining approximately 15% of the Company's loans involve primarily (i) land loans (10%), and (ii) bridge financing loans (5%).

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

     Brokered Loans; Home Mortgage Loans

     In addition to originating loans, the Company acts as a broker for permanent residential loans. After completing a construction loan for a residential development, the Company typically offers the homebuyers an opportunity to obtain a home mortgage loan through the Company. In that case, because of the low interest rate involved in individual home mortgages, the Company will usually arrange the loan with the borrower and place the loan with another lender. Loans brokered by the Company typically meet the specific underwriting standards of the Government National Mortgage Association (Ginnie
Mae), Federal National Mortgage Association (Fannie Mae), and other such entities, which make these loans readily resaleable in the secondary market. During 1999 the Company did not broker any of these type of loans.


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

     The Company filed a registration statement with the Securities and Exchange Commission for the establishment of DM Mortgage Investors, LLC (the "Fund"), which will offer and sell up to $100,000,000 of limited liability company units. Capsource, the Company's wholly owned subsidiary, is the sole manager and sole member of the Fund, and will remain as such until the Securities and Exchange Commission declares the registration statement effective and the Fund receives gross proceeds of $1.5 million.

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

     The Company's principal competitors in its market niche as a non-conventional mortgage lender in the Nevada area include: Consolidated Mortgage Corp., and Global Express Mortgage, both of which engage in originating the same types of loans as those currently made by the Company. In the broader market, the Company's competitors consist of conventional mortgage lenders, which include Bank of America, Bank One, Wells Fargo, Residential Funding, First Security Bank, United Bank of Texas. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company.

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

                                     PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information: Trading in the Company's common stock commenced on December 10, 1999 under the symbol "DLMA" on the OTC Bulletin Board which is maintained by Nasdaq. In [month] 2000, the Company's common stock was approved for quotation on the Nasdaq Small Cap Market. In June 2000, when the Company changed its name to Vestin Group, Inc., the Company's symbol was changed to "VSTN".

     The table below lists the high and low bid prices for the common stock as reported by the National Quotation Bureau for the Company's last two fiscal years. Bid prices represent prices between broker-dealers and do not include retail mark-ups and markdowns or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.

                                                      OTC Bulletin Board
                                                  -------------------------
                                                  US$ High          US$ Low
                                                  --------          -------
     2000
     First Quarter (First Quarter through          7.63              6.13
     March 15, 2000

     1999

     4th Quarter                                    6.38              5.38



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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

     Under generally accepted accounting principles, the acquisition of the Del Mar Entities is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by the Del Mar Entities for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (the Company) are those of the "legal acquiree" (Del Mar Entities) (i.e. the accounting acquirer).

     Accordingly, the consolidated financial statements of the Company as of December 31, 1999, and for the years ended December 31, 1999 and 1998, are the combined historical financial statements of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. The assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to the stockholder of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc., Michael Shustek, the Chairman and Chief Executive Officer of the Company.

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

     The Company relies upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at December 31, 1999, will be sufficient to provide for its capital requirements for at least the next 12 months. From time to time, the Company considers potential acquisitions of related businesses or assets, which if undertaken could have a material effect upon the Company's results of operations and liquidity position. The Company may seek additional equity financing in the fourth quarter of 2000 through an offering of its common stock in the range of $15 million to $20 million. Further, the Company will be actively seeking initial credit lines or other arrangements for additional financing. There can be no assurance that the Company will be able to complete a secondary offering or obtain additional financing.


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

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................  F-1


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET..........................................  F-2

     CONSOLIDATED STATEMENTS OF INCOME...................................  F-3

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................  F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................  F-5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  F-6

     REPORT OF HANSEN, BARNETT & MAXWELL ON DEL MAR HOLDINGS, INC........  F-16

     REPORT OF HANSEN, BARNETT & MAXWELL ON
     DEL MAR MORTGAGE, INC...............................................  F-17

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

/s/ Grant Thornton LLP

Reno, Nevada
February 11, 2000

                        Sunderland Corporation and Subsidiaries

                              CONSOLIDATED BALANCE SHEET

                                   December 31, 1999


                                        ASSETS

Cash                                                                  $1,085,753
Accounts receivable                                                      902,622
Notes receivable                                                         323,000
Investments in marketable securities                                     114,949
Investment in real estate held for sale                                1,293,194
Investments in mortgage loans on real estate                           5,516,244
Deferred tax asset                                                        27,542
Other assets                                                             115,870
Property and equipment, net                                               35,005
                                                                      ----------
              Total assets                                            $9,414,179
                                                                      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $  232,935
Accrued expenses                                                         197,751
Line of credit                                                         1,980,000
Income taxes payable                                                     736,875
Due to related party                                                     244,641
Note payable                                                           1,290,000
                                                                      ----------
              Total liabilities                                        4,682,202
                                                                      ----------
Commitments and contingencies                                                 --
                                                                      ----------

Stockholders' equity
      Preferred stock, $.0001 par value;
        20 million shares authorized;
        no shares issued                                                      --
      Common stock, $.0001 par value;
        100 million shares authorized;
        6,161,270 shares issued and outstanding                              616
      Additional paid-in capital                                       1,642,490
      Retained earnings                                                3,088,871
                                                                      ----------
              Total stockholders' equity                               4,731,977
                                                                      ----------

              Total liabilities and stockholders' equity              $9,414,179
                                                                      ==========


The accompanying notes are an integreal part of this statement.

                     Sunderland Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,


                                                              1999           1998
                                                           -----------   -----------
Revenues
      Loan origination and related fees                    $11,237,208   $ 6,517,057
      Interest income                                          605,468       646,698
      Other income                                              19,319        24,199
                                                           -----------   -----------

              Total revenues                                11,861,995     7,187,954
                                                           -----------   -----------

Expenses
      Sales and marketing expenses                           1,749,948       536,077
      General and administrative expenses                    6,049,323     3,820,273
      Interest expenses                                        142,489       115,956
                                                           -----------   -----------

              Total expenses                                 7,941,760     4,472,306
                                                           -----------   -----------

              Income before provision for income taxes       3,920,235     2,715,648

Provision for income taxes                                     959,333            --
                                                           -----------   -----------

              NET INCOME                                   $ 2,960,902   $ 2,715,648
                                                           ===========   ===========


Pro forma information (unaudited) (Note A):
      Historical income before income taxes                $ 3,920,235   $ 2,715,648
      Pro forma income taxes                                 1,341,202       923,320
                                                           -----------   -----------

      Pro forma net income                                 $ 2,579,033   $ 1,792,328
                                                           ===========   ===========

      Pro forma net income per share - basic and diluted   $      0.42   $      0.38
                                                           ===========   ===========

      Weighted average shares outstanding                    6,154,914     4,730,284
                                                           ===========   ===========


The accompanying notes are an integreal part of this statement.

                     Sunderland Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Year ended December 31, 1999 and 1998

                                                   Preferred Stock              Common Stock             Additional    Receivable
                                              -------------------------   -------------------------       Paid-in         From
                                                Shares        Amount        Shares        Amount          Capital      Stockholder
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at January 1, 1998                             --   $        --     4,477,870    $       448    $   612,323    $        --

Issuance of common stock for cash, January
through August 1998, $5.35 per share                   --            --       413,400             41      2,211,025             --

Distribution of receivable to a stockholder            --            --            --             --     (2,101,087)            --

Distribution of mortgage loans to a
stockholder                                            --            --            --             --       (362,762)            --

Cash advances to stockholder                           --            --            --             --             --       (535,646)

Net income                                             --            --            --             --      2,715,648             --
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1998                           --            --     4,891,270            489      3,075,147       (535,646)

Cancellation of $0.0001 common stock in
connection with recapitalization                       --            --      (100,000)           (10)            --             --

Issuance of $0.0001 common stock in
connection with recapitalization                       --            --     1,350,000            135            291             --

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                              --            --            --             --     (1,152,046)            --

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                              --            --            --             --       (643,260)            --

Acquisition of Capsource                               --            --        20,000              2         12,358             --

Contribution by stockholder through
relief of note payable                                 --            --            --             --        350,000             --

Payments received on receivable from
stockholder                                            --            --            --             --             --        535,646

Net income                                             --            --            --             --             --             --
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1999                           --            --     6,161,270    $       616    $ 1,642,490    $        --
                                              ===========   ===========   ===========    ===========    ===========    ===========

                                                     Retained
                                                     Earnings         Total
                                                   -----------   -----------
Balance at January 1, 1998                         $   127,969   $   740,740

Issuance of common stock for cash, January
through August 1998, $5.35 per share                        --     2,211,066

Distribution of receivable to a stockholder                 --    (2,101,087)

Distribution of mortgage loans to a
stockholder                                                 --      (362,762)

Cash advances to stockholder                                --      (535,646)

Net income                                                  --     2,715,648
                                                   -----------   -----------

Balance at December 31, 1998                           127,969     2,667,959

Cancellation of $0.0001 common stock in
connection with recapitalization                            --           (10)

Issuance of $0.0001 common stock in
connection with recapitalization                            --           426

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                                   --    (1,152,046)

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                                   --      (643,260)

Acquisition of Capsource                                    --        12,360

Contribution by stockholder through
relief of note payable                                      --       350,000

Payments received on receivable from
stockholder                                                 --       535,646

Net income                                           2,960,902     2,960,902
                                                   -----------   -----------

Balance at December 31, 1999                       $ 3,088,871   $ 4,731,977
                                                   ===========   ===========


The accompanying notes are an integreal part of this statement.

                     Sunderland Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                    1999                1998
                                                                                 -----------          -----------
Cash flow from operating activities:
      Net income                                                                 $ 2,960,902          $ 2,715,648
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                6,806               12,854
           Interest and loan extension fee added to note payable                          --              100,000
           Changes in operating assets and liabilities:
               Accounts receivable                                                  (501,096)            (308,954)
               Deferred tax asset                                                    (27,542)                  --
               Other assets                                                           (5,025)              (3,038)
               Due from related party                                               (292,033)                 983
               Accounts payable and accrued expenses                                 764,594              216,417
               Due to related party                                                  332,270             (159,404)
               Income taxes payable                                                  736,875                   --
                                                                                 -----------          -----------
                    Net cash provided by operating activities                      3,975,751            2,574,506
                                                                                 -----------          -----------

Cash flows from investing activities:
      Purchase of property and equipment                                             (19,507)             (18,562)
      Purchase of investment in note receivable                                     (323,000)                  --
      Purchase of investment in marketable securities                               (114,949)                  --
      Purchase of real estate held for sale                                           (3,194)                  --
      Purchase of investments in mortgage loans                                   (3,055,520)          (2,643,491)
                                                                                 -----------          -----------
                    Net cash used in investing activities                         (3,516,170)          (2,662,053)
                                                                                 -----------          -----------

Cash flows from financing activities:
      Advance on line of credit                                                    1,980,000                   --
      Advances to related party                                                           --           (1,636,087)
      Advances to stockholder                                                             --             (535,646)
      Proceeds on short-term note                                                         --              100,000
      Payments on short-term note                                                   (100,000)            (280,000)
      Distribution to stockholder                                                 (2,132,305)                  --
      Payments received from note receivable from stockholder                        535,646                   --
      Payments on capital lease obligations                                               --               (3,763)
      Proceeds from issuance of common stock                                              --            2,211,066
      Deferred offering costs                                                       (115,100)                  --
                                                                                 -----------          -----------
                    Net cash provided by (used in) financing activities              168,241             (144,430)
                                                                                 -----------          -----------

                    NET INCREASE (DECREASE)  IN CASH                                 627,822             (231,977)

Cash at beginning of year                                                            457,931              689,908
                                                                                 -----------          -----------

Cash at end of year                                                              $ 1,085,753          $   457,931
                                                                                 ===========          ===========

Supplemental cash flow information:
      Cash paid for Federal income taxes                                         $   250,000          $     1,513
                                                                                 ===========          ===========
      Cash paid for interest                                                     $   128,783          $    19,447
                                                                                 ===========          ===========

Noncash investing and financing activities:
      Investment in real estate held for sale                                    $ 1,290,000          $        --
                                                                                 ===========          ===========
      Contribution by stockholder through relief of note payable                 $   350,000          $        --
                                                                                 ===========          ===========
      Distribution of liabilities, net of assets assumed to stockholder
       of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.                      $   336,999          $        --
                                                                                 ===========          ===========
      Distribution of receivable to stockholder                                  $        --          $ 2,101,087
                                                                                 ===========          ===========
      Distribution of mortgage loans to stockholder                              $        --          $   362,762
                                                                                 ===========          ===========

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


NOTE C - INVESTMENT IN REAL ESTATE HELD FOR SALE

     The Company has an investment in real estate held for sale totaling $1,293,194 at December 31, 1999. The investment in real estate held for sale is recorded at the lower of carrying amount or fair value less cost to sell (see Note F).

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


NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1999:

        Furniture and equipment                           $ 52,429
        Less:  Accumulated depreciation                    (17,424)
                                                          --------
                                                            35,005
                                                          ========


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


NOTE G - LINE OF CREDIT

     The Company maintains a $3,000,000 floating line of credit with a financial institution. The outstanding balance as of December 31, 1999 totaled $1,980,000. The line of credit, which is guaranteed by the Company's majority shareholder, is payable in monthly installments of interest only at the bank's prime lending rate plus 1.5% (10% at December 31, 1999) and expires on December 15, 2000. The line of credit is secured by 1,450,000 shares of the Company's common stock held by the majority stockholder (23.5% of the outstanding stock at December 31, 1999) and the deeds of trust on the property being advanced against. The line of credit agreement limits payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. The line of credit contains certain covenants, which the Company has complied with as of December 31, 1999.

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

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998


NOTE L - INCOME TAXES

     The components of income tax expense (benefit) are as follows as of December 31:

                                                       1999            1998
                                                   -----------       ---------
        Current                                    $   986,875       $   --
        Deferred                                       (27,542)          --
                                                   -----------       ---------

                                                   $   959,333       $     -0-
                                                   ===========       =========

      Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 1999 are as follows:

        Deferred tax assets:
             Accrued compensation                                    $  27,542
        Less:  Valuation allowance                                       --
                                                                     ---------

        Net deferred taxes                                           $  27,542
                                                                     =========

      The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                       1999            1998
                                                   -----------       ---------
        Statutory tax provision                    $ 1,332,880       $ 923,320
        Earnings taxed to shareholder                 (381,867)       (923,320)
        Non-deductible expenses                          8,320            --
                                                   -----------       ---------
                                                   $   959,333       $     -0-
                                                   ===========       =========


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

     Future minimum rental payments required under the operating leases as of December 31, 1999, are as follows:

                             2000               $   180,418
                             2001                   190,193
                             2002                   193,728
                             2003                   197,128
                             2004                    66,363
                                                -----------

                                                $   827,830
                                                ===========

                     Sunderland Corporation and Subsidiaries

                           December 31, 1999 and 1998


NOTE Q - ACQUISITIONS

     On December 23, 1999, the Company consummated an agreement to acquire all the outstanding capital stock of DM Financial Services, Inc., a newly formed Las Vegas, Nevada based securities broker-dealer for 10,300 shares of the Company's common stock and DM Mortgage Advisors, Inc., a Phoenix, Arizona based mortgage funding company for 17,700 shares of the Company's common stock. The acquisition of DM Financial Services, Inc. and DM Mortgage Advisors, Inc. are to be accounted for as a pooling of interests.


NOTE R - LITIGATION

     The Company is a defendant in various lawsuits incurred in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.


NOTE S - SUBSEQUENT EVENTS

     On March 31, 2000, the Company consummated a merger with L.L. Bradford and Company (LLB), a Las Vegas based accounting firm, which will be accounted for as a pooling of interests. LLB's managing principal is an officer, director and shareholder of the Company. Under the terms of the merger, the Company issued 800,000 shares of its common stock in exchange for 100% of LLB's outstanding common stock.

          HANSEN, BARNETT & MAXWELL
         A Professional Corporation
        CERTIFIED PUBLIC ACCOUNTANTS

                                                         (801) 532-2200
        Member of AICPA Division of Firms              Fax (801) 532-7944
             Member of SECPS                      345 East Broadway, Suite 200
   Member of Summit International Associates     Salt Lake City, Utah 84111-2693


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
Del Mar Holdings, Inc.
Las Vegas, Nevada


We have audited the balance sheet of Del Mar Holdings, Inc. as of December 31, 1998 , and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein). Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                                   /s/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
May 21, 1999

          HANSEN, BARNETT & MAXWELL
         A Professional Corporation
        CERTIFIED PUBLIC ACCOUNTANTS

                                                         (801) 532-2200
        Member of AICPA Division of Firms              Fax (801) 532-7944
             Member of SECPS                      345 East Broadway, Suite 200
   Member of Summit International Associates     Salt Lake City, Utah 84111-2693


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Del Mar Mortgage, Inc.
Las Vegas, Nevada

We have audited the balance sheet of Del Mar Mortgage, Inc. as of December 31, 1998, and the related statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein). Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

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



                                                  /s/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 9, 1999

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


                                    PART III


     The Proxy Statement for the Annual Meeting of Stockholders held on June 23, 2000, which was filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 on April 27, 2000, is hereby incorporated by reference in this Annual Report on Form 10-KSB/A pursuant to General Instruction E(3)A. The Proxy Statement provides the information required under Part III (Items 9, 10, 11 and
12).

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements filed herewith as required under Item 8 of this report include the Consolidated Balance Sheet at December 31, 1999, and the Consolidated Statements of Income, Stockholders Equity and Cash Flows for the years ended December 31, 1999 and 1998.

     (b) None.

     (c) The following exhibits are included in this report or are incorporated by reference:

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                                   Exhibit                                      Page

2.1*      Agreement and Plan of Reorganization between the Company and Stephen
          J. Byrne, dated as of April 9, 1999, filed with the Form 8-K of the Company (file no. 0-24802) filed with the Commission on April 27, 1999 and incorporated herein by reference

2.2*      Asset Acquisition Agreement between the Company and Del Mar Holdings,
          Inc., a Nevada corporation, dated as of April 19, 1999 filed with the Form 8-K of the Company (file no. 0-24803) filed with the Commission on April 27, 1999, and incorporated herein by reference

2.3*      Asset Acquisition Agreement between the Company and Del Mar Mortgage,
          Inc., a Nevada corporation, dated as of April 9, 1999 filed with the Form 8-K of the Company (file no. 0-24803) filed with the Commission on April 27, 1999, and incorporated herein by reference

2.4*      Agreement and Plan of Reorganization between the Company and L.L.
          Bradford & Company, a Nevada professional corporation, and the shareholders of L.L. Bradford & Company, dated March 31, 2000, filed with the Form 8-K of the Company (file no. 0-24803) filed with the Commission on April 14, 2000 and incorporated herein by reference

3.1* Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form 10-SBA, file no.
          0-24803, filed with the Commission on August 13, 1998)

3.2* By-laws (incorporated by reference to Exhibit 2.2 to the Company's registration statement on Form 10-SBA, filed with the Commission on August 13, 1998)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                                   Exhibit                                      Page


  4.*     Specimen Common Stock Certificate; Specimen Preferred Stock
          Certificate; Articles Four, Eight, Ten and Twelve of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10-SBA, file no. 0-24803, filed with the Commission on October 12, 1997)

10.1**    Employment Agreement between Del Mar Mortgage, Inc. and Stephen J.
          Byrne dated November 3, 1998

10.2**    Transition Agreement between Del Mar Mortgage, Inc. and Capsource,
          Inc. dated April 27, 1999 and First Amendment to Transition Agreement dated April 27, 1999

10.3**    Employment Agreement between Del Mar Mortgage, Inc. and Michael
          Whiteaker dated May 3, 1999

10.4**    The 2000 Stock Option Plan of Sunderland Corporation

10.5**    Employment Agreement between the Company and Michael Shustek dated
          December 1, 1999

  16* Letter on Change of Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K (file no. 0-24803) filed with the Commission on December 12, 1999.)

  21      List of Subsidiaries

  27      Financial Data Schedule

----------
*  =     Previously filed (incorporated by reference)
** = Previously filed on the Company's Annual Report on Form 10-K for the fiscal year 1999, filed with the Commission on March 31, 2000.


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



July 12, 2000                             VESTIN GROUP, INC.



                                          By:  /s/  Michael V. Shustek
                                               -----------------------
                                               Michael V. Shustek,
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                          By:  /s/ Lance Bradford
                                               ------------------
                                               Lance Bradford
                                               (Chief Financial Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 12, 2000                             By:  /s/ Michael V. Shustek
                                               ----------------------
                                               Michael V. Shustek, Director


                                          By:  /s/  Stephen J. Byrne
                                               ---------------------
July 12, 2000                                  Stephen J. Byrne, Director



                                          By:  /s/ Robert W. Fine
                                               ------------------
July 12, 2000                                  Robert W. Fine, Director



                                          By:  /s/ Lance Bradford
July 12, 2000                                  -----------------------
                                               Lance Bradford, Director

                                               By:
                                                   -----------------------------
                                                   John E. Dawson, Director
July ___, 2000



                                               By:
                                                   -----------------------------
July ___, 2000                                     Robert L. Forbuss, Director



                                               By:
                                                   -----------------------------
July ___, 2000                                     Robert Aalberts, Director