Form 10QSB
period 2000-06-30
VESTIN GROUP INC
filed 2000-08-09
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO  _______________

                        COMMISSION FILE NUMBER 000-24803

                       VESTIN GROUP, INC. AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)

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

                                  702/227-0965
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No ___


Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000:

Common 6,989,270

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                      Page No.
                                                                  --------

        Consolidated  Balance  Sheets as of June 30, 2000
          and December 31, 1999 (unaudited)                           1
        Consolidated Statements of Operations for the
          three months and six months ended June 30, 2000
          and 1999 (unaudited)                                        2
        Consolidated Statements of Cash Flows for the
          three months and six months ended June 30, 2000
          and 1999 (unaudited)                                        3
        Notes to Consolidated Financial Statements                    4

Item 2. Management's Discussions and Analysis                         5

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                             9

Item 2. Changes in Securities and Use of Proceeds                     9

Item 3. Defaults Upon Senior Securities                               9

Item 4. Submission of Matters to a Vote of Security Holders           9

Item 5. Other Information                                             9

Item 6. Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                            10

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                June 30,             December 31,
                                                                  2000                  1999
                                                               (Unaudited)            (Audited)
                                                               -----------           ------------
Assets
   Cash                                                         $ 1,415,942           $ 1,109,454
   Accounts receivable                                            1,484,828             1,157,047
   Due from stockholder                                             207,915                    --
   Notes receivable                                               1,249,210               323,000
   Investments in marketable securities                             621,043               114,949
   Investment in real estate held for sale                        1,306,901             1,293,194
   Investments in mortgage loans on real estate                   3,893,579             5,516,244
   Deferred tax asset                                                27,542                27,542
   Property and equipment, net                                      133,293               107,988
   Other assets, net                                                403,062               134,089
                                                                -----------           -----------
     Total assets                                               $10,743,315           $ 9,783,507
                                                                ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable                                             $   190,002           $  250,765
   Accrued expenses                                                 164,580              205,477
   Income taxes payable                                           1,743,472              736,875
   Due to related party                                                  --              269,641
   Note payable                                                   1,284,339            1,290,000
   Lines of credit                                                   57,684            1,985,564
   Obligations under capital leases                                      --               24,127
                                                                -----------           ----------
     Total liabilities                                            3,440,077            4,762,449

Commitments and contingencies                                            --                   --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million
     shares authorized; no shares issued                                 --                   --
  Common stock, $.0001 par value; 100 million shares
     authorized; 6,989,270 shares issued and outstanding                699                  699
  Additional paid-in capital                                      2,206,879            1,739,427
  Retained earnings                                               5,095,660            3,280,932
                                                                -----------           ----------
   Total stockholders' equity                                     7,303,238            5,021,058
                                                                -----------           ----------
   Total liabilities and stockholders' equity                   $10,743,315           $9,783,507
                                                                ===========           ==========


                 See Accompanying Notes to Financial Statements

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                     ---------------------------            ---------------------------
                                                        2000             1999                 2000              1999
                                                     ----------       ----------            ----------       ----------
Revenues
  Revenues from lending services and
    income investments                               $3,643,151       $3,336,267            $6,368,454       $4,941,094
  Revenue from financial services                       586,968          365,888             1,084,403          794,243
  Interest income                                       164,386          143,504               282,218          171,149
  Other income                                               --               --                 4,182               --
                                                     ----------       ----------            ----------       ----------

    Total revenues                                    4,394,505        3,845,659             7,739,257        5,906,486

Operating expenses
  Sales and marketing                                    282,262       1,080,740               853,028        1,309,638
  General and administrative                           1,835,306       1,025,537             3,337,414        2,173,356
                                                      ----------      ----------            ----------       ----------
    Total operating expenses                           2,117,568       2,106,277             4,190,442        3,482,994

Income Before Provision for Income Taxes               2,276,937       1,739,382             3,548,815        2,423,492

Provision for Income Taxes                               774,159         591,390             1,206,597          823,987
                                                      ----------      ----------            ----------       ----------
Net income                                            $1,502,778      $1,147,992            $2,342,218       $1,599,505
                                                      ==========      ==========            ==========       ==========

Basic and fully diluted earnings per
  common share                                        $     0.22      $     0.16            $     0.34       $     0.23
                                                      ==========      ==========            ==========       ==========

Weighted average number of common
  shares used in per share calculation                 6,989,270       6,989,270             6,989,270        6,989,270
                                                      ==========      ==========            ==========       ==========

                 See Accompanying Notes to Financial Statements

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------     -----------------------------
                                                     2000                1999           2000               1999
                                                 ----------           ----------     ----------         ----------
Cash flows from operating activities:
  Net income                                     $1,502,778           $1,147,992      $2,342,218        $1,599,505
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                   10,460                5,707         19,163             11,378
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable     255,785             (498,153)      (327,781)          (537,435)
     Decrease (increase) in other assets           (192,959)               6,541       (272,507)                21
     Increase in due from stockholder              (239,749)            (176,631)      (207,915)          (176,631)
     Increase (decrease) in accounts payable and
       accrued expenses                             160,191             (228,521)      (101,666)          (389,260)
     Decrease in due to related party               (54,675)                  --       (269,641)                --
     Increase in income taxes payable               774,730              591,437      1,006,597            823,987
                                                 ----------           ----------     ----------         ----------

     Net cash provided by operating activities    2,216,561              848,372      2,188,468          1,331,565
                                                 ----------           ----------     ----------         ----------

Cash flows from investing activities:
    Cash outlay for property and equipment          (26,096)              (9,333)       (40,934)           (23,727)
    Increase in notes receivable                   (957,113)                  --       (926,210)                --
    Net proceeds (purchases) from investments       534,316             (571,225)     1,102,864           (142,875)
                                                 ----------           ----------     ----------         ----------
    Net cash provided (used) by
      investing activities                         (448,893)            (580,558)       135,720           (166,602)
                                                 ----------           ----------     ----------         ----------

Cash flows from financing activities:
  Distribution to the stockholders                       --           (1,193,304)       (60,032)       (1,891,998)
  Stockholder contributions                              --               12,000             --            12,000
  Payments received on stockholder loan                  --              535,646             --           535,646
  Payments on capital lease obligations                  --              (16,824)            --           (17,821)
  Advances (payments) on notes payable
    and lines of credit                          (1,018,557)              23,520     (1,957,668)           22,558
                                                 ----------           ----------     ----------         ----------

  Net cash used by financing activities          (1,018,557)            (638,962)    (2,017,700)       (1,339,615)
                                                 ----------           ----------     ----------         ----------

  Net change in cash                                749,111             (371,148)       306,488          (174,652)

  Cash-beginning balance                            666,831              699,303      1,109,454           502,807
                                                 ----------           ----------     ----------         ----------

  Cash-ending balance                            $1,415,942           $  328,155     $1,415,942         $  328,155
                                                 ==========           ==========     ==========         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

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

                 See Accompanying Notes to Financial Statements

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/A for the year ended December 31, 1999 of Vestin Group, Inc. ("Vestin" or "the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - COMPANY NAME CHANGE

On June 23, 2000, shareholders approved the Company's name change from Sunderland Corporation to Vestin Group, Inc. to become effective immediately on that date.

NOTE 3 - DUE FROM STOCKHOLDER

As of June 30, 2000, due from stockholder of $207,915 consist of advances made to an officer and director of the Company. Due from stockholder is non-interest bearing and due on demand.

NOTE 4 - LINE OF CREDIT

In June 2000, the Company secured an additional $3,000,000 line of credit with a financial institution. As of June 30, 2000, no amounts have been drawn on this additional line of credit. The line of credit, which is guaranteed by the Company's majority shareholder and secured by various promissory notes and deeds of trust, is payable in monthly installments of interest only at the prime lending rate plus 1.0% (9.5% at June 30, 2000) and expires on June 12, 2001.

NOTE 5 - LETTER OF INTENT

In June 2000, the Company entered into a letter of intent for the acquisition of Mortgage Source, Inc. (MSI), a Las Vegas based mortgage company currently licensed in 13 states. The Company is currently in negotiations for shares of its common stock to be issued in exchange for one hundred percent (100%) of the issued and outstanding shares of MSI.

The purchase price of MSI will be based on the MSI stockholder's equity as at the closing date of the proposed transaction plus a multiple of adjusted earnings before taxes.

NOTE 6 - STOCK OPTION PLAN

The Company's stockholders have approved the adoption of a stock option plan for the benefit of its eligible employees, consultants, officers and directors. The plan, effective August 1, 2000, allows for the 600,000 shares of common stock to be issued upon exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, the Form 8-K/A filed on June 13, 2000, and the form 10-KSB/A for the year ended December 31, 1999 of Sunderland Corporation.

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

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company for the three and six months ended June 30, 2000 and 1999. This information should be read in conjunction with the financial statements and accompanying notes included in this quarterly report.

COMPANY OVERVIEW

Vestin Group, Inc., formerly known as Sunderland Corporation, provides financial services throughout United States. In the past, the Company's principal business activity has been offering an Income Investment to private investors arising from the origination of short-term loans secured by real estate, primarily for commercial and residential developers. The Company is currently diversifying its operations to provide an array of financial services, including income-producing investments, financial consulting, corporate finance, Internet financial services, insurance and investment services.

Since January 1, 2000, the Company has significantly expanded the range of its financial products and services and its geographical reach and has reorganized into three divisions: Lending/Income Investments, Financial Services, and Internet Services.

     Lending/Income Investments

     Vestin, through the Company's Lending/Income Investment Division, is one of the nation's largest lenders of private funds. Its largest subsidiary, Vestin Mortgage, Inc. (formerly Capsource, Inc., doing business as Del Mar Mortgage), has facilitated more than $700 million in lending transactions for the last three years without the loss of principal or interest to any of its 4,500 investors.

     The division's primary operation involves real estate collateralized income investments. Vestin uses its own resources along with funds from private investors to originate loans to real estate developers and owners for land acquisitions, development, residential construction, commercial constructions and "mezzanine" loans. The average term of the loans originated by the Company is one year.

     The   Lending/Income   Division  generates  revenue  from  several  sources
     including:

        (i)   Loan origination fees ranging from 2-4% of the loan
        (ii)  Administrative fees on the loans it originates, and

        (iii) Loan progress fees equal to the difference between the interest rate collected from borrowers and the interest rate paid to investors/institutional sources.

Because of the expediency of the Company's loan approval and funding process (typically 10-20 days) compared to other conventional lenders (typically 30-120 days), borrowers have been willing to pay a higher interest rate. Accordingly, this high rate of interest on a secured investment attracts investors willing to fund such loans.

Following the Company's strategic growth plan, DM Mortgage Advisors, Inc. was acquired in January 2000. DM Mortgage Advisors, Inc. is an Arizona based mortgage company that provides access to that state's fast growing real estate markets.

The Company is in the process of acquiring 100% of the stock of Mortgage Source, Inc. (MSI) in exchange for a to-be-determined amount of the Company's common stock. MSI is a Las Vegas based mortgage company that performs conventional residential lending and is licensed in 13 states. The proposed acquisition will significantly increase the Company's range of products and services. MSI completed more than $65 million in residential home loans in 1999. It intends to be licensed in all 50 states and is seeking to open offices in Utah, Idaho and two additional locations in Nevada by year-end. In addition to their conforming home loans, MSI specializes in zero-down mortgages and second chance loans for consumers with average credit. MSI generates 10 percent of its loans through its website, www.ezlend.com.

Financial Services

The Company is rapidly expanding its financial services division to provide clients with multiple products through various resources available to the Company. Collectively, the products and services will allow clients to integrate a wide variety of financial planning products through the Vestin Group.

In the first quarter of Fiscal Year 2000, the Company completed a merger with L.L. Bradford and Company, one to the largest accounting and consulting firms in Las Vegas, Nevada. The merger significantly expands the range of financial products and services offered by the Financial Services Division, including consulting, accounting, tax, estate planning and other financial services.

The Company began building a national financial services network with the acquisition in the early part of 2000 of Vestin Capital, Inc., formerly DM Financial Services, Inc. Vestin Capital is registered as a broker-dealer in 40 states, and is currently in the process of being registered in the remaining 10 states, which process is likely to be completed by the end of 2000. Vestin Capital, Inc. will provide various insurance and mutual fund products to the Company's clients. In addition, Vestin Mortgage is the manager of DM Mortgage Investors, LLC, which will invest in mortgage loans secured by commercial and residential real property, primarily in Nevada, Arizona and California (including properties under construction). In March 2000, DM Mortgage Investors, LLC filed a form S-11 with the Securities and Exchange Commission for an offer and sale of 100,000,000 units for $1.00 per unit.

Internet services

The Company has recently established a new subsidiary, Vestinet, to serve as its Internet Financial Services Group. The Company is currently negotiating two Internet-related agreements to provide financial related type services via the internet.

RESULTS OF OPERATIONS

Summary Financial Results
(dollars in thousands, except per share data)

                                       Three Months Ended                            Six Months Ended
                                           June 30,                                      June 30,
                                  -------------------------      Percentage     -------------------------      Percentage
                                      2000           1999        Increases          2000         1999           Increases
                                  -------------------------      ----------     -------------------------      ----------
Total revenues                    $    4,395     $    3,846          14%        $    7,739    $     5,906          31%
Total expenses                    $    2,117     $    2,106          --%        $    4,190    $     3,483          20%
Net income                        $    1,503     $    1,148          31%        $    2,342    $     1,600          46%

Earnings per share:
  Basic and diluted               $     0.22     $     0.16          38%        $     0.34     $     0.23          48%
  Weighted average number
    of common shares               6,989,270      6,989,270          --          6,989,270      6,989,270           --

Net Income. For the second quarter of 2000, net income increased $0.4 million, or 31%, to $1.5 million from $1.1 million for the second quarter of 1999. Basic and fully diluted earnings per common share increased to $.22 compared to $.16 per share for the second quarter of 1999 on average common shares of 6,989,270 for both periods.

For the six months ended June 30, 2000, net income increased $0.7 million, or 46%, to $2.3 million from $1.6 million for the six months ended June 30, 1999. Basic and fully diluted earnings per common share increased to $.34 compared to $.23 for the six months ended June 30, 1999.

Increase in net income and earnings per share primarily resulted from higher origination fees and growth in volume of loans originated from the Company's lending/Income Investment division during the period.

Financial data for all periods presented have been retroactively adjusted to reflect the effect of the recent mergers with L.L. Bradford & Company, Vestin Capital, Inc., and DM Mortgage Advisors, Inc., each of which was accounted for as a pooling of interest transaction.

Total Revenues. For the second quarter of 2000, total revenues increased $0.5 million, or 14%, to $4.4 million from $3.8 million for the second quarter of 1999. Growth in total revenues primarily resulted from increased loan origination fees from the Company's lending services division in the second quarter of 2000, as a result of increased origination rates and loan volume by approximately $29.2 million, or 67%, to $72.8 million from $43.6 million for the second quarter of 1999.

For the six months ended June 30, 2000, total revenues increased $1.8 million, or 31%, to $7.7 million from $5.9 million for six months ended June 30, 1999. Growth in total revenues primarily resulted from increased loan origination fees from the Company's lending services division in the first six months of 2000, as a result of the increased loan volume by approximately $33.5 million, or 49%, to $101.9 million from $68.4 million for the six months ended June 30, 1999.

Total Expenses. For the second quarter of 2000, total expenses increased $11 thousand as compared to the second quarter of 1999. For the six months ended June 30, 2000, total expenses increased $0.7 million, or 20%, to $4.2 million from $3.5 million for the six months ended June 30, 1999. Increase in total expenses primarily related to marketing fees paid as a result of a transition agreement consummated in the second quarter of 1999. The transition agreement expired in April of second quarter of 2000.

CAPITAL AND LIQUIDITY

Liquidity  is  a  measure  of  a  company's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities and for general operation purposes. Cash for originating loans and general operating expenses is primarily obtained through cash flows from operations, lines of credit and private investors. As of June 30, 2000, lines of credit totaling $10 million were available.

The Company  continues to significantly  rely on access to private investors for funding of its lending activities through real estate collateralized investments. As a result of real estate collateralized investments, the Company has been able to increase its cash flow from its lending activities. The Company currently has its private investors placed in approximately 120 real estate collateralized investments totaling $270 million. The Company will need to seek new investors to support its continued growth in the lending activities. In March 2000, DM Mortgage Investors, LLC filed a form S-11 with the Securities and Exchange Commission for an offer and sale of 100,000,000 units for $1.00 per unit in a real estate mortgage investment fund in which Vestin Mortgage, Inc. is the manager.

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and investments in loans on hand at June 30, 2000 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company, on June 22, 2000, obtained a $3,000,000 unsecured line of credit from Silver State Bank in Las Vegas, Nevada making a total of over $10,000,000 in lines of credit from financial institutions. The Company may seek additional equity financing for working capital in the early part of 2001 through an offering of its common stock, and contemplates that offering, before expenses relating to the offering, will be no less than $20 million and no more than $50 million. Further, the Company will be actively seeking initial credit line arrangements of no less than $100 million. There can be no assurance that the Company will be able to complete a secondary offering or obtain credit lines.

During the six months ended June 30, 2000, cash flows provided by operating activities approximated $2.2 million compared to $1.3 million provided by operating activities during the same period in 1999. Investing activities consisted primarily of proceeds from maturities of real estate collateralized investments in the amount of $1.1 million and an increase in notes receivable of approximately $0.9 million. Financing activities consisted primarily of payments on lines of credit of approximately $2.0 million.

At June 30, 2000, Vestin had $1.4 million of cash and $10.7 million in total assets. On the same date, total liabilities were $3.4 million. Accordingly, Vestin appears to have sufficient working capital to meet its operating needs in the near term without the need for additional external financing.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of Shareholders held on June 23, 2000, the following proposals were adopted by the margins indicated

1. To elect a Board of Directors to hold office until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

             Nominee                      Votes
       -------------------              ---------

       Michael V. Shustek               4,452,400
       Stephen J. Byrne                 4,452,400
       Robert J. Aalberts               4,452,400
       Robert W. Fine                   4,452,400
       Lance Bradford                   4,452,400
       John E. Dawson                   4,452,400
       Robert E. Forbuss                4,452,400

To approve the proposal to change the Company's name to Vestin Group, Inc.

       For                              4,452,400
       Against                                 --
       Abstain                                 --

To approve the adoption of the 2000 stock option plan.

       For                              4,382,400
       Against                                 --
       Abstain                             70,000

To approve the appointment of Grant Thornton LLP as the Company's auditors.

       For                              4,452,400
       Against                                 --
       Abstain                                 --

ITEM 5. OTHER INFORMATION

The Company, on June 26, 2000, announced that Stephen A. Schneider joined the Company in the newly formed position of Chief Operations Officer, effective July 3, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K/A dated and filed on June 13, 2000 regarding the acquisition of L.L. Bradford & Company and related exhibits.

Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    VESTIN GROUP, INC.

                                    By:   /s/ Lance K. Bradford

                                    LANCE K. BRADFORD, Chief Financial Officer
                                    (Authorized Officer and Principal Accounting
                                     Officer)

                                    Date: August 1, 2000