Form 10QSB
period 2000-09-30
VESTIN GROUP INC
filed 2000-11-14
CIK 1068132

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM................TO..................

                        COMMISSION FILE NUMBER 000-24803

                       VESTIN GROUP, INC. AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
-------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   52-2102142
  ------------------------------------------------ ---------------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

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

Yes  /X/    No / /

Number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2000:

Common      7,240,681

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)

                                      INDEX



PART I        FINANCIAL INFORMATION

                                                                                                         PAGE NO.
                                                                                                         --------
Item 1.       Financial Statements
              Consolidated Balance Sheet                                                                    1
              Consolidated Statements of Operations                                                         2
              Consolidated Statements of Cash Flows                                                         3
              Notes to Consolidated Financial Statements                                                    4

Item 2.       Management's Discussions and Analysis                                                         6

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                            10

Item 2.       Changes in Securities and Use of Proceeds                                                    10

Item 3.       Defaults Upon Senior Securities                                                              10

Item 4.       Submission of Matters to a Vote of Security Holders                                          10

Item 5.       Other Information                                                                            10

Item 6.       Exhibits and Reports on Form 8-K                                                             10

SIGNATURES                                                                                                 10

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS

                                                                                       September 30,
                                                                                           2000
                                                                                       -------------
Assets
   Cash                                                                             $         945,461
   Accounts receivable                                                                      2,085,006
   Due from stockholder                                                                       508,569
   Due from affiliate                                                                         173,799
   Notes receivable-related party                                                             629,900
   Notes receivable                                                                         1,753,626
   Investments in marketable securities                                                       149,382
   Investment in real estate held for sale                                                  1,306,901
   Investments in mortgage loans on real estate                                             5,176,400
   Other investments                                                                        1,094,520
   Deferred tax asset                                                                          27,540
   Property and equipment, net                                                                276,671
   Other assets, net                                                                           93,539
                                                                                    -----------------

     Total assets                                                                   $      14,221,314
                                                                                    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable                                                                 $         380,063
   Accrued expenses                                                                           177,988
   Income taxes payable                                                                     1,742,069
   Due to related party                                                                        46,845
   Note payable                                                                             1,294,624
   Lines of credit                                                                          2,016,511
                                                                                    -----------------
     Total liabilities                                                                      5,658,100

Commitments and contingencies                                                                      --

Stockholders' equity
   Preferred stock, $.0001 par value; 20 million shares authorized;
      no shares issued                                                                             --
   Common stock, $.0001 par value; 100 million shares authorized;
     7,240,681 shares issued and outstanding                                                      724
   Additional paid-in capital                                                               2,344,379
   Retained earnings                                                                        6,218,111
                                                                                    -----------------
     Total stockholders' equity                                                             8,563,214

Total liabilities and stockholders' equity                                          $      14,221,314
                                                                                    =================

                 SEE ACCOMMPANYING NOTES TO FINANCIAL STATEMENTS
                                       1

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                              ---------------------------------  ---------------------------------
                                                                    2000              1999            2000               1999
                                                              ---------------  ----------------  ---------------  ----------------
Revenues
  Revenues from lending services and income investments        $  3,938,530      $  3,291,390     $  10,966,289     $  8,921,952
  Revenue from financial services                                   397,915           222,537        1,486,499         1,014,051
  Interest income                                                   258,857           127,098          537,602           298,571
  Other income                                                       21,709                --           13,514                --
                                                              ---------------  ----------------  ---------------  ----------------
    Total revenues                                                4,617,011         3,641,025       13,003,904        10,234,574

Operating expenses
  Sales and marketing                                               239,535           528,018        1,253,675         2,106,020
  General and administrative                                      2,699,959         1,740,557        6,440,835         4,338,668
                                                              ---------------  ----------------  ---------------  ----------------
    Total operating expenses                                      2,939,494         2,268,575        7,694,510         6,444,688

Income before provision for income taxes                          1,677,517         1,372,450        5,309,394         3,789,886

Provision for income taxes                                          570,356           466,633        1,805,194         1,288,561
                                                              ---------------  ----------------  ---------------  ----------------

Net income                                                     $  1,107,161       $   905,817     $  3,504,200       $ 2,501,325
                                                              ===============  ================  ===============  ================

Basic and fully diluted earnings per
  common share                                                 $       0.15       $      0.13     $       0.48       $      0.35
                                                              ===============  ================  ===============  ================

Weighted average number of common
   shares used in per share calculation                           7,240,681         7,240,681        7,240,681         7,240,681
                                                              ===============  ================  ===============  ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                          2000                  1999
                                                                        --------              --------
Cash flows from operating activities:
  Net income                                                          $ 3,504,200           $ 2,501,325
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                        58,432                25,777
      UNREALIZED LOSS ON INVESTMENT IN
       MARKETABLE SECURITIES                                               85,567                    --
  Changes in operating assets and liabilities:
      Increase in accounts receivable                                    (900,377)             (372,598)
      Increase in other assets                                            (73,105)             (308,096)
      Increase in due from shareholder and affiliate                     (682,368)             (307,699)
      Increase (decrease) in accounts payable and
        accrued expenses                                                   67,892               (70,124)
      Decrease in due to related party                                   (222,796)                   --
      Increase in income taxes payable                                  1,005,194             1,302,814
                                                                     ------------          ------------
        Net cash provided by operating activities                       2,842,639             2,771,399
                                                                     ------------          ------------

Cash flows from investing activities:
   Cash outlay for property and equipment                                 (79,663)             (59,273)
   Increase in notes receivable                                          (767,968)                  --
   Net purchase of investments                                           (773,283)          (1,500,813)
                                                                     ------------          ------------
     Net cash used by investing activities                             (1,620,914)          (1,560,086)
                                                                     ------------          ------------

Cash flows from financing activities:
   Distribution to the stockholders                                      (178,435)          (2,152,737)
   Stockholder contributions                                                   --              347,666
   Payments received on stockholder loan                                       --              535,646
   Payments on capital lease obligations                                       --              (17,821)
   Net advances (payments) on notes payable
     and lines of credit                                               (1,282,889)              11,808
                                                                     ------------         ------------
       Net cash used by financing activities                          (1,461,324)           (1,275,438)
                                                                     ------------         ------------

  Net decrease in cash                                                  (239,599)              (64,125)
  Cash-beginning balance                                               1,185,060               590,441
                                                                    ------------          ------------

  Cash-ending balance                                                 $  945,461          $    526,316
                                                                    ============          ============

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

On August 31, 2000, 251,000 shares of common stock were issued to acquire all of the outstanding shares of Mortgage Source, Inc.

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

Financial data for all periods presented have been retroactively adjusted to reflect the effect of the recent mergers with L.L. Bradford & Company, Vestin Capital, Inc., DM Mortgage Advisors, Inc., and Mortgage Source, Inc.
each of which was accounted for as a pooling of interest transaction.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - ACQUISITION

On August 31, 2000, the Company acquired all the outstanding capital stock of Mortgage Source, Inc. (MSI), in exchange for approximately 251,000 shares of the Company's common stock pursuant to a tax-free reorganization. MSI is a Las Vegas based mortgage company currently licensed in 13 states. The acquisition of MSI has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts and operations of MSI for all periods presented.

NOTE 3 - DM MORTGAGE INVESTORS, LLC

In August 2000, the Securities Exchange Commissions (SEC), declared effective the registration statement of DM Mortgage Investors, LLC (the "Fund") under which it will offer up to 10,000,000 units at $10 per unit. The Fund will invest in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the Managing Member of the fund. As of September 30, 2000, Vestin's investment in the fund totaled $788,370 which is included as other investments totaling $1,094,520. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to the Fund which will be paid by the Fund. Vestin Mortgage, Inc. has elected to waive such fee for the three months ended September 30, 2000.

NOTE 4 - DUE FROM STOCKHOLDER

As of September 30, 2000, due from stockholder of approximately $509,000 consist of advances made to an officer and director of the Company. Due from stockholder is non-interest bearing and due on demand.

NOTE 5 - NOTE RECEIVABLE-RELATED PARTY

In September of 2000, Mortgage Source, Inc., a subsidiary of Vestin Group, Inc., extended a loan to the Chief Financial Officer of the Company in the amount of $629,900 for the purchase of a personal residence. The loan was extended at an interest rate of 7.25% with normal and usual closing costs. On October 2, 2000, Mortgage Source sold the loan to a third party lender for the original principal balance and interest rate.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (the "commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition. The Company has applied the provisions for SAB 101 in the financial information presented herein.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of the fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial conditions or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, the Form 8-K/A filed on June 13, 2000, and the form 10-KSB/A for the year ended December 31, 1999 of Vestin Group, Inc.

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

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000 and 1999. This information should be read in conjunction with the financial statements and accompanying notes included in this quarterly report.

COMPANY OVERVIEW

Vestin Group, Inc., formerly known as Sunderland Corporation, provides financial services primarily within the Southwestern United States. In the past, the Company's sole business activity had been offering income investment to private investors using short-term loans secured by real estate, primarily for commercial and residential developers. The Company is currently diversifying its operations to provide an array of financial services, including income-producing investments, financial consulting, corporate finance, Internet financial services, insurance and investment services as more fully described below. As a result, the Company's past performance is not an indication of future operating results.

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

     On August 31, 2000, the Company completed its acquisition of all the outstanding capital stock of Mortgage Source, Inc. (MSI) in exchange for approximately 251,000 shares of the Company's common stock. MSI is a Las Vegas based mortgage company that performs conventional residential lending and is licensed in 13 states. The acquisition will significantly increase the Company's range of products and services. MSI completed more than $63 million in residential home loans in 1999. It intends to be licensed in all 50 states and is seeking to open offices in Utah, Idaho and two additional locations in Nevada by year-end. In addition to their conforming home loans, MSI specializes in zero-down mortgages and second chance loans for consumers with average credit. MSI generates 10 percent of its loans through its website, www.ezlend.com.

     FINANCIAL SERVICES

     The Company is rapidly expanding its financial services division to provide clients with multiple products through various resources available to the Company. Collectively, the products and services are intended to allow clients to integrate a wide variety of financial planning products through the Vestin Group.

     In the first quarter of Fiscal Year 2000, the Company completed a merger with L.L. Bradford and Company, one of the largest accounting and consulting firms in Las Vegas, Nevada. The merger significantly expands the range of financial products and services offered by the Financial Services Division, including consulting, accounting, tax, estate planning and other financial services.

     The Company began building a national financial services network with the acquisition in the early part of 2000 of Vestin Capital, Inc., formerly DM Financial Services, Inc. Vestin Capital is registered as a broker-dealer in 49 states. Vestin Capital, Inc. will provide various insurance and mutual fund products to the Company's clients. In addition, Vestin Mortgage, Inc., formerly Capsource Inc. dba Del Mar Mortgage, is the manager of DM Mortgage Investors, LLC, ("the Fund") which invests in mortgage loans secured by commercial and residential real property, primarily in Nevada, Arizona and California (including properties under construction). In August 2000, the Securities and Exchange Commission declared effective the Form S-11 registration statement of the Fund for the offer and sale of 10,000,000 units for $10.00 per unit. As of September 30, 2000, approximately 2,000,000 units of the Fund's units were sold.

     INTERNET SERVICES

     The Company is implementing plans to offer financial services on the Internet. To date, such operations have not generated any revenues.

RESULTS OF OPERATIONS

Summary Financial Results
(dollars in thousands, except per share data)

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                    --------------------  Percentage ---------------------   Percentage
                                      2000       1999      Increases      2000       1999     Increases
                                    --------------------  ---------- ----------------------- ----------
Total revenues                     $   4,617   $  3,641        27%   $ 13,004   $ 10,235        27%
Total expenses                     $   2,939   $  2,269        30%   $  7,695   $  6,445        19%
Net income                         $   1,107   $    906        22%   $  3,504   $  2,501        40%

Earnings per share:
      Basic and diluted            $    0.15   $   0.13        15%   $   0.48   $   0.35        37%
      Weighted average number of
       common shares               7,240,681  7,240,681        --   7,240,681 7,240,681          --

Net Income. For the third quarter of 2000, net income increased $0.2 million, or 22%, to $1.1 million from $.9 million for the third quarter of 1999. Basic and fully diluted earnings per common share increased to $.15 compared to $.13 per share for the third quarter of 1999 on average common shares of 7,240,681 for both periods.

For the nine months ended September 30, 2000, net income increased $1.0 million, or 40%, to $3.5 million from $2.5 million for the nine months ended September 30, 1999. Basic and fully diluted earnings per common share increased to $.48 compared to $.35 for the nine months ended September 30, 1999.

The increase in net income and earnings per share primarily resulted from higher origination fees and growth in volume of loans originated from the Company's lending/Income Investment division during the period.

Financial data for all periods presented have been retroactively adjusted to reflect the effect of the recent mergers with L.L. Bradford & Company, Vestin Capital, Inc., DM Mortgage Advisors, Inc., and Mortgage Source, Inc.
each of which was accounted for as a pooling of interest transaction.

Total Revenues. For the third quarter of 2000, total revenues increased $1.0 million, or 27%, to $4.6 million from $3.6 million for the third quarter of 1999. Growth in total revenues primarily resulted from increased loan origination fees from the Company's lending services division in the third quarter of 2000, as a result of increased origination rates. The average loan origination fee approximated 5% for the third quarter ended September 30, 2000 as compared to 3.6% for the third quarter of 1999.

For the nine months ended September 30, 2000, total revenues increased $2.8 million, or 27%, to $13.0 million from $10.2 million for nine months ended September 30, 1999. Growth in total revenues primarily resulted from increased loan origination fees from the Company's lending services division and increased loan volume by approximately $13.0 million, or 10%, to $144.7 million from $131.7 million for the nine months ended September 30, 1999.

Total Expenses. For the third quarter of 2000, total expenses increased $0.6 million or 30% as compared to the third quarter of 1999. For the nine months ended September 30, 2000, total expenses increased $1.3 million, or 19%, to $7.7 million from $6.4 million for the nine months ended September 30, 1999. The increase in total expenses in both periods is primarily related to advertising costs paid in connection with DM Mortgage Investors, LLC and an increase on general operating expenses as a result of increased revenues.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operation purposes. Cash for originating loans and general operating expenses is primarily obtained through cash flows from operations, lines of credit and private investors. As of September 30, 2000, lines of credit exceeding $10 million were available.

The Company continues to significantly rely on access to private investors for funding of its lending activities through real estate collateralized investments. As a result of real estate collateralized investments, the Company has been able to increase its cash flow from its lending activities. The Company currently has its private investors placed in approximately 120 real estate collateralized investments totaling $272 million. The Company will need to seek new investors to support its continued growth in the lending activities.

In August 2000, the Securities Exchange Commissions (SEC), declared effective the registration statement of DM Mortgage Investors, LLC (the "Fund") under which it will offer up to 10,000,000 units at $10 per unit. The Fund will invest in loans secured by real property originated and managed by Vestin Mortgage, Inc. thereby providing additional investment funds for originating loans. As of September 30, 2000, the Fund sold approximately 2 million units for an approximate total of $20 million of which $13.3 million has been invested in loans brokered by Vestin Mortgage

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. Management believes that cash generated from operations, together with cash and investments in loans on hand at September 30, 2000 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company, in June 2000, obtained a $3,000,000 unsecured line of credit from Silver State Bank in Las Vegas, Nevada making a total of over $10,000,000 in lines of credit available from various financial institutions. The Company may seek additional equity financing for additional working capital in the early part of 2001 through an offering of its common stock. Further, the Company will be actively seeking additional credit line arrangements. There can be no assurance that the Company will be able to complete a secondary offering or obtain credit lines.

During each of the nine months ended September 30, 2000 and 1999, cash flows provided by operating activities approximated $2.8 million. Investing activities consisted primarily of the purchase of real estate collateralized investments in the amount of $.8 million and an increase in notes receivable of approximately $0.8 million. Financing activities consisted primarily of payments on lines of credit of approximately $1.3 million.

At September 30, 2000, Vestin had $.9 million of cash and $14.2 million in total assets. On the same date, total liabilities were $5.7 million. Accordingly, Vestin appears to have sufficient working capital to meet its operating needs in the near term without the need for additional external financing.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no significant legal proceedings against the Company and the Company is unaware of any significant proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


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

                          Date: October 26, 2000