Form 10QSB/A
period 2000-11-30
VESTIN GROUP INC
filed 2001-04-02
CIK 1068132

                    U.S. SECURITIES AND EXCHANGE COMMISSION

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

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-24803

                       VESTIN GROUP, INC. AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   52-2102142
--------------------------------                 ----------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                 2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702/227-0965
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2000:

Common      6,989,270

Introductory Note

This amendment on the Form 10-QSB for the quarterly period ended September 30, 2000 is filed to reflect the rescission of the acquisition of Mortgage Source Inc., a Nevada corporation ("Mortgage Source"), and the removal of Mortgage Source assets and results of operations from the financial statements of Vestin Group, Inc.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements                                      Page No.
                                                                        --------
              Consolidated Balance Sheet                                   1
              Consolidated Statements of Operations                        2
              Consolidated Statements of Cash Flows                        3
              Notes to Consolidated Financial Statements                   4

Item 2.       Management's Discussions and Analysis                        5

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                            9

Item 2.       Changes in Securities and Use of Proceeds                    9

Item 3.       Defaults Upon Senior Securities                              9

Item 4.       Submission of Matters to a Vote of Security Holders          9

Item 5.       Other Information                                            9

Item 6.       Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                 9

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                        September 30,
                                                                             2000
                                                                        -------------
Assets
   Cash                                                                  $   886,206
   Accounts receivable                                                     2,000,722
   Due from stockholder                                                      508,569
   Due from affiliate                                                        173,799
   Notes receivable-related party                                            101,770
   Notes receivable                                                          411,150
   Investments in marketable securities                                      149,382
   Investment in real estate held for sale                                 1,306,901
   Investments in mortgage loans on real estate                            5,176,400
   Other investments                                                         992,750
   Deferred tax asset                                                         27,540
   Property and equipment, net                                               161,290
   Other assets, net                                                          79,904
                                                                         -----------
     Total assets                                                        $11,976,383
                                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable                                                      $   374,734
   Accrued expenses                                                          134,577
   Income taxes payable                                                    1,699,968
   Due to related party                                                       46,845
   Note payable                                                            1,293,411
   Lines of credit                                                            44,135
                                                                         -----------
     Total liabilities                                                     3,593,670

Commitments and contingencies                                                     --

Stockholders' equity
   Preferred stock, $.0001 par value; 20 million shares authorized;
      no shares issued                                                            --
   Common stock, $.0001 par value; 100 million shares authorized;
     6,989,270 shares issued and outstanding                                     699
   Additional paid-in capital                                              2,146,066
   Retained earnings                                                       6,235,948
                                                                         -----------
     Total stockholders' equity                                            8,382,713
                                                                         -----------
Total liabilities and stockholders' equity                               $11,976,383
                                                                         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                           ----------------------------      ----------------------------
                                                              2000             1999             2000             1999
                                                           -----------      -----------      -----------      -----------
Revenues
   Revenues from lending services and income investments   $ 3,650,141      $ 2,959,871      $10,028,790      $ 7,903,693
   Revenue from financial services                             397,915          222,537        1,486,499        1,014,051
   Interest income                                             253,106          126,952          533,325          298,102
   Other income                                                 21,709               --           13,514               --
                                                           -----------      -----------      -----------      -----------
      Total revenues                                         4,322,871        3,309,360       12,062,128        9,215,846

Operating expenses
   Sales and marketing                                         159,426          501,204        1,016,138        1,814,905
   General and administrative                                2,517,408        1,488,587        5,860,423        3,557,881
                                                           -----------      -----------      -----------      -----------
      Total operating expenses                               2,676,834        1,989,791        6,876,561        5,372,786

Income before provision for income taxes                     1,646,037        1,319,569        5,185,567        3,843,060

Provision for income taxes                                     559,652          448,653        1,763,093        1,306,640
                                                           -----------      -----------      -----------      -----------
Net income                                                 $ 1,086,385      $   870,916      $ 3,422,474      $ 2,536,420
                                                           ===========      ===========      ===========      ===========
Basic and fully diluted earnings per
   common share                                            $      0.16      $      0.12      $      0.49      $      0.36
                                                           ===========      ===========      ===========      ===========
Weighted average number of common
   shares used in per share calculation                      6,989,270        6,989,270        6,989,270        6,989,270
                                                           ===========      ===========      ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
               (FORMERLY SUNDERLAND CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                       -----------------------------
                                                          2000              1999
                                                       -----------       -----------
Cash flows from operating activities:
Net income                                             $ 3,422,474       $ 2,536,420
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                            37,436            12,817
   Unrealized loss on investment in
      marketable securities                                 85,567                --
   Changes in operating assets and liabilities:
   Increase in accounts receivable                        (843,675)         (324,540)
   Increase in other assets                                (72,209)         (434,543)
   Increase in due from shareholder and affiliate         (682,368)         (307,699)
   Increase (decrease) in accounts payable and
      accrued expenses                                      53,069           (86,133)
   Decrease in due to related party                       (222,796)               --
   Increase in income taxes payable                        963,093         1,306,640
                                                       -----------       -----------
         Net cash provided by operating activities       2,740,591         2,702,962
                                                       -----------       -----------

Cash flows from investing activities:
   Cash outlay for property and equipment                  (79,443)          (32,916)
   Increase in notes receivable                            (88,150)               --
   Net purchase of investments                            (773,283)       (1,500,813)
                                                       -----------       -----------
         Net cash used by investing activities            (940,876)       (1,533,729)
                                                       -----------       -----------

Cash flows from financing activities:
   Distribution to the stockholders                        (60,817)       (1,951,199)
   Stockholder contributions                                    --            62,000
   Payments received on stockholder loan                        --           535,646
   Payments on capital lease obligations                        --           (17,821)
   Net advances (payments) on notes payable
      and lines of credit                               (1,962,145)           11,808
                                                       -----------       -----------
         Net cash used by financing activities          (2,022,962)       (1,359,566)
                                                       -----------       -----------

   Net decrease in cash                                   (223,247)         (190,333)
   Cash - beginning balance                              1,109,453           502,807
                                                       -----------       -----------

   Cash - ending balance                               $   886,206       $   312,474
                                                       ===========       ===========

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

NOTE 1 -- BASIS OF PRESENTATION

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

NOTE 2 -- DM MORTGAGE INVESTORS, LLC

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

NOTE 3 -- DUE FROM STOCKHOLDER

As of September 30, 2000, due from stockholder of approximately $509,000 consist of advances made to an officer and director of the Company. Due from stockholder is non-interest bearing and due on demand.

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, the Form 8-K/A filed on June 13, 2000, and the form 10-KSB/A for the year ended December 31, 1999 of Vestin Group, Inc. This amendment on the Form 10-QSB for the quarterly period ended September 30, 2000 is filed to reflect the rescission of the acquisition of Mortgage Source Inc., a Nevada corporation ("Mortgage Source"), and the removal of Mortgage Source assets and results of operations from the financial statements of Vestin Group, Inc.


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

COMPANY OVERVIEW

Vestin Group, Inc., formerly known as Sunderland Corporation, provides financial services primarily within the Southwestern United States. In the past, the Company's sole business activity had been offering income investments to private investors using short-term loans secured by real estate, primarily for commercial and residential developers. The Company is currently diversifying its operations to provide an array of financial services, including income-producing investments, financial consulting, corporate finance, Internet financial services, insurance and investment services as more fully described below. As a result, the Company's past performance is not an indication of future operating results.

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

        FINANCIAL SERVICES

        The Company is expanding its financial services division to provide clients with multiple products through various resources available to the Company. Collectively, the products and services are intended to allow clients to integrate a wide variety of financial planning products through the Vestin Group.

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

RESULTS OF OPERATIONS

Summary Financial Results
(dollars in thousands, except per share data)

                                         Three Months Ended                             Nine Months Ended
                                            September 30,                                  September 30,
                                     ---------------------------     Percentage     ----------------------------
                                        2000              1999       Increases         2000              1999       Increases
                                     ----------        ---------     ----------     ----------        ----------    ---------
Total revenues                       $    4,323        $    3,309        31%        $   12,062        $    9,216        31%
Total expenses                       $    2,677        $    1,990        35%        $    6,877        $    5,373        28%
Net income                           $    1,086        $      871        25%        $    3,422        $    2,536        35%

Earnings per share:
      Basic and diluted              $     0.16        $     0.12        33%        $     0.49        $     0.36        36%
      Weighted average number
        of common shares              6,989,270         6,989,270        --          6,989,270         6,989,270        --

Net Income. For the third quarter of 2000, net income increased $0.2 million, or 25%, to $1.1 million from $.9 million for the third quarter of 1999. Basic and fully diluted earnings per common share increased to $.16 compared to $.12 per share for the third quarter of 1999 on average common shares of 6,989,270 for both periods.

For the nine months ended September 30, 2000, net income increased $.9 million, or 35%, to $3.4 million from $2.5 million for the nine months ended September 30, 1999. Basic and fully diluted earnings per common share increased to $.49 compared to $.36 for the nine months ended September 30, 1999.

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

Total Revenues. For the third quarter of 2000, total revenues increased $1.0 million, or 31%, to $4.3 million from $3.3 million for the third quarter of 1999. Growth in total revenues primarily resulted from increased loan origination fees from the Company's lending services division in the third quarter of 2000, as a result of increased origination rates. The average loan origination fee approximated 5% for the third quarter ended September 30, 2000 as compared to 3.6% for the third quarter of 1999.

For the nine months ended September 30, 2000, total revenues increased $2.8 million, or 31%, to $12.1 million from $9.2 million for nine months ended September 30, 1999. Growth in total revenues primarily resulted from increased loan origination fees from the Company's lending services division and increased loan volume by approximately $13.0 million, or 10%, to $144.7 million from $131.7 million for the nine months ended September 30, 1999.

Total Expenses. For the third quarter of 2000, total expenses increased $0.7 million or 35% as compared to the third quarter of 1999. For the nine months ended September 30, 2000, total expenses increased $1.5 million, or 28%, to $6.9 million from $5.4 million for the nine months ended September 30, 1999. The increase in total expenses in both periods is primarily related to advertising costs paid in connection with DM Mortgage Investors, LLC and an increase on general operating expenses as a result of increased revenues.

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

During each of the nine months ended September 30, 2000 and 1999, cash flows provided by operating activities approximated $2.7 million. Investing activities consisted primarily of the purchase of real estate collateralized investments in the amount of $.8 million and an increase in notes receivable of approximately $0.1 million. Financing activities consisted primarily of payments on lines of credit of approximately $2.0 million.

At September 30, 2000, Vestin had $.9 million of cash and $12.0 million in total assets. On the same date, total liabilities were $3.6 million. Accordingly, Vestin appears to have sufficient working capital to meet its operating needs in the near term without the need for additional external financing.

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

                           VESTIN GROUP, INC.

                           By: /s/ Lance K. Bradford
                              --------------------------------------------------
                           LANCE K. BRADFORD, Chief Financial Officer
                           (Authorized Officer and Principal Accounting Officer)

                           Date: March 31, 2001