Form 10KSB40
period 2000-12-31
VESTIN GROUP INC
filed 2001-04-02
CIK 1068132

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

        Commission File Number 000-24803

                               VESTIN GROUP, INC.
                               ------------------
                 (Name of small business issuer in its charter)

              Delaware                                      522102142
         -------------------------------                 --------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation of organization)                Identification No.)

            2901 El Camino Avenue, Suite 206, Las Vegas, Nevada 89102
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 227-0965
              ---------------------------------------------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 Par Value

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $15,352,667

        As of March 14, 2001, there were 6,189,270 shares of the issuer's common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on March 14, 2001 was approximately $12,032,812.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The issuer's Proxy Statement on Schedule 14A for the 2001 Annual Meeting of the Stockholders of the issuer (Part III).

Transitional Small Business Disclosure Format (check one):  Yes ____ No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

        Vestin Group, Inc., was incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation ("Vestin Group"). Vestin Group is a holding company which conducts all of its operations through its wholly owned subsidiaries. Vestin Group together with its subsidiaries shall be hereinafter referred to as the "Company."

        On August 13, 1998, Vestin Group filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), registering its class of common stock, $.0001 par value per share (the "Common Stock"). On April 27, 1999, Vestin Group acquired all the outstanding capital stock of Capsource, Inc., a licensed Nevada mortgage company ("Capsource"), in exchange for 20,000 shares of Vestin Group's Common Stock. Simultaneously with the acquisition of Capsource, Vestin Group acquired certain assets and assumed certain liabilities of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively, the "Del Mar Entities") in exchange for 4,891,270 shares of Common Stock of Vestin Group. The Del Mar Entities are controlled by Michael V. Shustek, Chief Executive Officer and Chairman of the Board of Vestin Group.

        As part of a corporate restructuring, Vestin Group transferred the commercial mortgage brokerage business of the Del Mar Entities to Capsource. On October 15, 1999, Vestin Group filed a Registration Statement on Form SB-2 registering 1,926,270 shares of its Common Stock held by various stockholders. On July 6, 2000, Capsource changed its name to Vestin Mortgage, Inc. ("Vestin Mortgage"). Vestin Mortgage is currently a wholly-owned subsidiary of Vestin Group and holds a mortgage broker's license in Nevada.

        In April 2000, Vestin Group acquired Vestin Capital, Inc., formerly DM Financial Services, Inc. ("Vestin Capital"), a registered broker-dealer in 49 states. Vestin Group also acquired DM Mortgage Advisors, Inc., an Arizona based mortgage funding business which has changed its name to Vestin Mortgage Advisors ("VM Advisors"), in exchange for Vestin Group's Common Stock in December 1999. Both Vestin Capital and DM Advisors were wholly owned by Michael Shustek, who received 10,300 shares of Vestin Group's Common Stock for Vestin Capital, and 17,700 shares of Vestin Group's Common Stock for VM Advisors in connection with the acquisitions.

        Vestin Mortgage serves as the manager of DM Mortgage Investors, LLC, a Nevada limited liability company ("DM"), which was organized to invest in mortgage loans. DM filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer and sell up to $100,000,000 of its units. In August 2000, the SEC declared the Form S-11 effective; as of December 31, 2000 and March 14, 2001, DM had raised approximately $41,740,000 and $56,700,000, respectively, from the sale of units. The Company is also organizing a second limited liability company to invest in mortgage loans. The second company has filed a registration statement with the SEC with respect to the proposed issuance of up to $500,000,000 of its units. The registration statement has not been declared effective by the SEC and the second company has not commenced operations.

        In February 2000, the Company initiated a strategy to expand its business focus to include various financial services. On March 31, 2000, the Company acquired the assets of L.L. Bradford & Company ("L.L. Bradford"), for 800,000 shares of the Company's Common Stock. L.L. Bradford operates as a certified public accounting and consulting firm in the state of Nevada. L.L. Bradford was majority owned by Leilani D. Bradford and Lance K. Bradford, at the time Mr. Bradford served as the Company's Chief Financial Officer and a Director. Mr. Bradford has since also become the Company's President and Treasurer.

        In furtherance of the Company's goal to become a full service financial service firm, on August 31, 2000, the Company merged with Mortgage Source Inc., a Nevada company whose business focused on mortgage financing for single family residences ("Mortgage Source"). Pursuant to this merger, the Company acquired all of Mortgage Source's capital stock in exchange for 251,000 shares of the Company's Common Stock.

        At the end of 2000, the Company decided to refocus its efforts on its commercial mortgage operations. As a result, in January 2001, the Company entered into a Purchase Agreement with the former shareholders of L.L. Bradford whereby the Company repurchased its 800,000 shares of Common Stock. The Company also determined to unwind the merger with Mortgage Source. Thus, on January 10, 2001, the Company and Mortgage Source rescinded the merger and the Company paid the former Mortgage Source shareholder a total of $175,000. See Note S to the Financial Statements for further information regarding these transactions.

        The Company's 2000 annual meeting of stockholders was held on June 23, 2000. A majority of the Company's stockholders approved the proposal to change the Company's name to Vestin Group, Inc.

The Company

        The Company is primarily engaged in the commercial mortgage brokerage business. The Company arranges loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in certain potential borrowers being unable to obtain such financing or who are unwilling to go through the time consuming process required by traditional lenders. As a non-conventional lender, the Company focuses on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders, and those borrowers who require quicker responses. When evaluating prospective borrowers, the Company will typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.

Mortgage Brokerage Operations

        The Company's mortgage business involves processing loan applications, approving loans, funding loans and servicing loans.

        In processing a loan application, the Company will determine whether a proposed loan satisfies the Company's lending criteria by analyzing the purpose of the loan, the value of the underlying real estate, and the credit history and references of the borrower. In order to verify a prospective borrower's equity in a property or project, the Company typically receives an independent appraisal from an appraiser licensed or qualified as an independent appraiser and who is certified by or holds designations from one or more of the following organizations: the Federal National Mortgage Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., or Class IV Savings and Loan Appraisers.

        Additionally, the Company will order and review a property title search and review the documentation provided to determine whether there exists sufficient evidence of the borrower's right to the property or project. Generally, employees of the Company will physically inspect the property to enhance the Company's knowledge with respect to the underlying property in an effort to ensure there is sufficient equity in the property to secure the financing.

        The loan approval process of the Company typically involves a review by a loan committee consisting of three or more officers of the Company authorized to approve loans. The loan committee meets on a weekly basis to review potential loans, reports and other information regarding a particular loan and/or borrower. The officers serving on the loan committee have substantial experience in the real estate and mortgage lending industries. The credit evaluation process may take up to 20 days as compared to conventional lenders which may take up to 120 days in approving a particular loan.

        The loans brokered by the Company typically require the borrowers to execute promissory notes secured by deeds of trust for the behalf of the investors providing the capital for a particular loan. The investors receive monthly interest payments from the promissory notes as paid by the borrowers. The deeds of trust grant a security interest in the real property that serves as collateral for the loan. The Company will arrange loans which range from 60-75% of the value of the property that serves as collateral for the loan in order to provide protection for the investments while permitting a significant return.

        The general terms of a loan brokered by the Company typically include:
(i) a one to seven year maturity date; (ii) regular interest payments; and (iii) a "balloon" payment of principal payable in full at the end of the term. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, such borrower's ability to repay the loan may depend upon his/her ability to sell the property, obtain suitable refinancing, or otherwise raise capital.

        The Company monitors the repayment of the loans through its loan accounting department which services the loans. Servicing agents in the loan accounting department receive loan payments from the borrowers, disburse corresponding payments to the applicable lenders and assist in collection efforts on past due loans. Additionally, the servicing agents review loan status reports and alert collection agents in the Company in the event a borrower has not made a payment on its loan within five (5) days of such payment's due date. Collection agents notify the delinquent borrower of its default and allow the borrower to respond in a timely fashion prior to engaging in foreclosure action. Should the Company be required to commence foreclosure action on property serving as collateral to a loan in default, the Company will simultaneously begin negotiations with potential purchasers of the foreclosed property. The Company does not intend to hold foreclosed properties as an investment. The total amount of loans which were over 90 days late in their payments varied during fiscal 2000 from approximately 2.2% to 6.3% of the total outstanding loans.

Management of DM

        Vestin Mortgage is the Manager of DM, a Nevada limited liability company. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which DM will invest and makes all investment decisions for DM. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for DM. Vestin Mortgage receives an annual management fee from DM of up to 0.25% of the aggregate capital contributions to DM. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2000, the Company had received management fees of approximately $25,000 from DM. As of the same date, the Company received approximately 80,000 units in DM for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in DM. The Company's ownership in DM represents approximately 2% of the outstanding amount of units as of December 31, 2000.

        The DM Operating Agreement allows Vestin Mortgage to be indemnified for any action, claim or liability arising from any act or omission made in good faith and in the performance of its duties under the Operating Agreement.

Types of Loans Brokered

        The Company primarily brokers loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans.

Raw And Unimproved Land Loans

Approximately 15 to 25% of the loans placed by the Company are loans made for the purchase or development of raw, unimproved land. Generally, the Company determines whether to broker these loans based upon the 90-day quick sale value of the property and the borrower's actual capital investment in the property. The "90-day quick sale value" is the highest price for which the land could actually be sold within the next 90 days, as determined by local real estate brokers. The Company believes that this 90-day period approximates the time required for a foreclosure. The value is generally the same as the cost of the land to the borrower. Typically, the Company will broker loans with a face value which is less than 60% of the "90-day quick sale value," and the Company usually requires that the borrower have invested in the property actual capital expenditures of at least 25% of the property's value.

Acquisition and Development Loans

        Approximately 10-25% of the loans placed by the Company are acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, the Company will broker loans with a face value of up to 60% of the appraised value of the property.

Construction Loans

        Approximately 10-70% of the Company's brokered loans are construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. The Company will typically require material and labor lien releases by the borrower per completed phase of the project. The Company will review the appraisal of the value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value.

Commercial Property Loans

        Approximately 20-40% of the loans placed by the Company are commercial property loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. The Company will review the appraisal of the value of the property and will broker loans for up to 75% of such appraised value.

Residential Loans

        About 5% of the loans brokered by the Company are residential loans. Such loans facilitate the purchase or refinance of one to four family residential property provided the borrower uses one of the units on the property as such borrower's principal residence. The Company will place loans for up to 75% of value of the property.

Bridge Loans

        Up to 15% of the Company's brokered loans are bridge loans. Such loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. The Company will review the appraisal of the value the property and will generally arrange for loans of up to 75% of that value.

Collateral

        The types of collateral that will secure the loans brokered by the Company include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

        The majority of the loans placed by the Company are secured by a first deed of trust. Thus the applicable lender will have rights as a first mortgage lender of the collateralized property.

Second Deed of Trust

        Up to 10% of the loans placed by the Company may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.

Leasehold Interest

        Up to 20% of the loans brokered by the Company may be in loans where the collateral is an interest in a lease.

Sources of Revenue

        The Company's mortgage brokerage operations generate revenues through
(i) loan placement fees on the loans it brokers; (ii) loan servicing fees; and
(iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 95% of the Company's revenues in 1999 and 2000.

        For each loan brokered by the Company, the Company receives a loan placement fee between 2% to 6% of the principal amount of the loan. Such fee is a competitive fee based upon local market conditions. An evaluation and processing fee of approximately 2% to 5% per loan is charged to document and package the loan. Such fee is also a competitive fee based upon local market conditions. The servicing fee for administering the financing shall be an annual fee up to .25% of the outstanding principal of each loan. Loan extension fees may be up to 5% of outstanding principal on the loan as determined by law and local market conditions. Late charges are assessed for non-timely payments.

During the year ended December 31, 2000, there were 86 mortgage loans placed by the Company with an aggregate value of $222,195,839. During fiscal 1999, there were 111 loans placed by the Company with an aggregate value of $198,151,020. During the year ended December 31, 1998, there were 126 loans placed by the Company with an aggregate value of $113,134,450. The majority of the loans placed by the Company are secured by real estate located in Nevada and other western states such as Arizona, California, Texas, Utah and Washington.

        The following chart sets forth a summary of the types of loans brokered by the Company for the years ended December 31, 2000, 1999 and 1998.

                                                                                               AVERAGE
                                        NUMBER           AGGREGATE       LOAN PLACEMENT      ORIGINATION
                                       OF LOANS        DOLLAR AMOUNT     FEES CHARGES BY      FEES AS A %
           LOAN TYPE                   ORIGINATED         IN TOTAL         LOAN TYPE           OF LOANS
           ---------                   ----------         --------         ---------           --------
             2000
Bridge loans                             37            $ 53,664,650       $ 2,200,251            4.10%
Construction loans                       17            $ 94,580,000       $ 3,492,945            3.69%
Residential loans                         4            $  3,971,950       $   154,906            3.90%
Acquisition and development loans        12            $ 36,878,671       $ 1,382,950            3.75%
Land loans                               16            $ 33,100,568       $ 1,241,271            3.75%
                                         --            ------------       -----------
                                         86            $222,195,839       $ 8,472,323

             1999
Bridge loans                             26            $ 28,559,170       $ 1,427,959            5.00%
Construction loans                       32            $ 71,816,850       $ 3,579,419            4.98%
Residential loans                        12            $  4,133,000       $   200,451            4.85%
Acquisition and development loans        15            $ 61,345,000       $ 2,699,180            4.40%
Land loans                               26            $ 32,297,000       $ 1,356,474            4.20%
                                        ---            ------------       -----------
                                        111            $198,151,020       $ 9,263,483

             1998
Bridge loans                             47            $ 14,881,000       $   610,121            4.10%
Construction loans                       33            $ 51,890,200       $ 1,783,072            3.44%
Residential loans                         6            $  1,947,000       $    68,145            3.50%
Acquisition and development loans         9            $  9,571,000       $   315,843            3.30%
Land loans                               31            $ 34,845,250       $ 1,115,048            3.20%
                                        ---            ------------       -----------
                                        126            $113,134,450       $ 3,892,229

Investment in Mortgage Loans

        The Company accesses funds for loans which it brokers primarily from individual investors and through DM. From time to time, the Company may co-invest in certain mortgage loans. The type and nature of such mortgage loans generally mirror the composition of loans placed through the Company's mortgage brokerage operations. As of December 31, 2000, the Company held for investment approximately $5,500,000 of interests in mortgage loans. Interest Income generated by such investments comprised less than 5% of the Company's revenues for 2000 and 1999.

Competition

        The Company must compete both for sources of funds to finance the mortgage loans which it brokers and for borrowers who are seeking mortgage loans.

Competition for Funds

        Historically, the main source of the Company's funds has been individual investors interested in the investment opportunity offered by the Company. In seeking to attract such investors, the Company competes with alternative investment vehicles as well as competing mortgage brokers. The attractiveness of the Company's mortgage loans as compared with other investment opportunities depends upon the yields on loans placed by the Company, the safety of the underlying investment, the Company's reputation, general economic conditions and real estate market conditions. The Company's principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. However, the Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the Company is smaller than many of the full service financial firms which market alternative investment vehicles and has a more limited operating history.

        In competing with other mortgage brokers, the Company enjoys the advantage of its track record and the fact that it is a leading non-traditional real estate lender in southern Nevada. These advantages may carry less weight as the Company expands its operations into other markets.

Competition for Borrowers

        Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties. The Company has sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and funding of a loan. As a result, the Company has established a market niche as a non-conventional mortgage lender.

The Company considers its direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. The Company's principal competitors in its market niche as a non-conventional mortgage lender in the Nevada area include: Consolidated Mortgage Corp. and Global Express Mortgage, both of which engage in brokering the same types of loans as those currently made by the Company. In the broader market, the Company's competitors consist of conventional mortgage lenders, which include Bank of America, Bank One, Wells Fargo, Residential Funding, First Security Bank, and United Bank of Texas. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company. Competition in the Company's market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Government Approval and Regulation

        The operations of Vestin Group are conducted through its wholly-owned operating subsidiary, Vestin Mortgage. These operations are subject to regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a "privileged" license issued by the State of Nevada Financial Institutions Division (the "Division"). Under applicable Nevada law, the Division has broad discretionary authority over Vestin Mortgage's activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage's operations.

        The Company is required to comply with the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. The Company is also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

        Because the Company's business is regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict the Company's ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by the Company, or otherwise adversely affect the business or prospects of the Company.

Employees

        As of December 31, 2000, the Company employed 44 personnel, of whom 2 were part-time. Of these employees, 10 were employed to identify and arrange for loans and 34 performed general and administrative functions. The Company has entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company maintains its executive offices at 2901 El Camino Avenue, Suite 206, Las Vegas, Nevada 89102. The Company's office is approximately 7,000 square feet and houses the Company's marketing, loan processing and administrative personnel. The lease agreement governing this property expires on March, 2004.

        The Company invests in loans on real estate generally located in the Southwest of the United States. These loans are mainly secured by first deeds of trust; however, a small number of such loans may be secured either by second deeds of trust or leasehold interests.

        In the event of a default of one of the loans brokered by the Company, the Company will instigate foreclosure activity on the property securing the corresponding loan and as a result, own such real estate. The types of real estate which the Company may own as a result of foreclosure include raw and undeveloped land, commercial property and residential buildings. Simultaneously with the foreclosure actions, the Company anticipates entering into negotiations with potential purchasers of such property. It is not the Company's intent to invest in or own real estate.

        The Company had an investment in commercial real estate and has entered into a contract to sell such investment. This investment was the result of a foreclosure of a property containing an office building with 1 to 2 tenants due to a borrower defaulting on a loan owed to the Company. The property was sold in February 2001 for $912,000. In fiscal 2000, the Company received approximately $48,600 in revenue from this property.

        As of December 31, 2000, the Company held approximately 80,000 units in DM, representing approximately 2% of the equity of DM. The primary activity of DM consists of investing in mortgage loans. The Company serves as DM's manager and evaluates loans to determine in which loans DM should invest.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a defendant in various lawsuits incurred in the ordinary course of business.

        On or about November 22, 2000, a borrower filed a cause of action against the Company in the U.S. District Court for the District of Nevada. The complaint in Howard Bulloch et al. vs. Vestin Mortgage, Inc. et al. alleges, among other things, that the Company breached a contract with the borrower and seeks damages of at least $2,500,000. The Company has denied the allegations and intends to vigorously defend its position. The case is in early discovery stage and no trial date has been fixed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The Company commenced trading its Common Stock on the OTC Bulletin Board on December 10, 1999 under the symbol "DLMA." In the third quarter of fiscal year ended 2000, the Company's Common Stock was approved for quotation on the Nasdaq Small Cap Market. In June 2000, the Company changed its symbol to "VSTN."

        The table below lists the quarterly high and low sales prices for the Common Stock as reported by the Nasdaq for the four quarters in 2000 and the high and low bid price for the Common Stock as reported by the OTC Bulletin Board for the fourth quarter of fiscal 1999. The price reported by the OTC Bulletin Board reflects inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. As of March 14, 2001, the closing sale price for the Company's Common Stock was $4.687 per share. On that date, there were 309 stockholders of record. The figure does not reflect the beneficial stockholders whose shares are held in nominee names.

                                                          Nasdaq Small Cap Market
                                                        ---------------------------
                                                        US$ High            US$ Low
                                                        --------            -------
        2000

        Fourth Quarter                                  6.750               3.125

        Third Quarter                                   8.250               6.500

        Second Quarter                                  8.063               7.25

        First Quarter                                   7.688               6.172

                                                            OTC Bulletin Board
                                                        ---------------------------
                                                        US$ High            US$ Low
                                                        --------            -------
        1999

        Fourth Quarter                                  6.38                5.38

        (b)    Holders

        On March 14, 2001, there were approximately 309 stockholders of record of the Company's Common Stock.

        (c)    Dividends

        The Company's policy is to retain all earnings, if any are realized, for the development and growth of its business. The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Any determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following financial review and analysis concerns the financial condition and results of operations of the Company for the years ended December 31, 2000 and 1999. This information should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

        The historical operations of the Company for the year ended December 31, 2000, and 1999 are analyzed as follows:

REVENUE

Historical Performance

        The Company reported total revenues of approximately $15,353,000 in 2000, an increase from $11,869,000 in 1999. The increase in revenue was primarily due to an increase in the volume of loans brokered by the Company and the higher rate of servicing fees charged to borrowers. The Company derived approximately 95% of its revenue in both fiscal 2000 and 1999 from its mortgage brokerage operations. Less than 5% of the Company's total revenue was generated by investments in mortgage loans.

        The Company placed 86 and 111 loans in the fiscal years ended December 31, 2000, and 1999, respectively. The Company uses funds from individual investors, DM and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans.

        The revenues generated by the Company's mortgage brokerage operations for fiscal 2000 as compared to fiscal 1999 is as follows:

                                                      % of                           % of
          Type of Revenue          1999         Total Loans     2000           Total Loans
          ---------------          ----         -----------     ----           -----------
        Loan placement fees     $9,263,000         5.0        $8,472,000           3.8

        Loan servicing fees     $1,122,000         0.6        $4,958,000           2.2

        Loan extension fees     $  852,000         0.4        $1,119,000           0.5
                                ----------                    ----------

        Total                   $11,237,000                   $14,549,000

        Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs. Loan placement fees are directly related to the size of a particular loan and the creditworthiness of the borrower. Although the overall loan amount increased in 2000, loan placement fees declined as the quality of borrowers improved. In addition, the Company made fewer loans with a higher average loan amount. Generally, the Company charges lower placement fees for higher quality, less complicated loans. The Company believes this trend may continue as it does more business with better qualified borrowers.

        Loan servicing fees are recorded as revenue when such services are rendered. Prior to 1999, the Company charged a borrower a flat fee for loan servicing. After 1999, the Company changed its servicing policy to charge fees tied to the amount of the loan. Also, the Company became more diligent in its loan collection efforts. The new policy of the Company and the diligence in collecting fees resulted in the significant increase in loan servicing fees from fiscal 1999 to fiscal 2000.

        Extension fees are recorded as revenue at the extension grant date.

Direct Investment

        Less than 5% of revenues in fiscal 2000 and 1999 were derived from investment in mortgage loans. As of December 31, 2000, the Company had approximately $5.5 million invested in mortgage loans. The Company earns additional income from interest earned on monies in its bank deposits.

Geographical Expansion

        Historically, the Company has focused its operations in Nevada and certain Western states. The Company has developed a significant degree of knowledge with respect to the real estate markets in these locales. Such knowledge is critical to the Company's business strategy which emphasizes the Company's ability to process loan applications more quickly than many conventional lenders. One of the key factors in attracting qualified borrowers is the Company's ability to approve a mortgage loan quickly (20 days or less.) The Company is able to rapidly process loan applications in large part because the Company's underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company's ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

        As the Company grows, it is likely to be expanding into more and more real estate markets. Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Thus, real estate markets vary greatly from place to place and local knowledge of a real estate market is essential to prudent lending. In order to obtain such local knowledge, the Company currently plans in most cases to engage the services of local real estate brokers and real estate lawyers who are believed to have substantial familiarity with the markets into which the Company is expanding. It is not possible at this time to predict if the Company will be successful in this effort. Any difficulties encountered by the Company in this regard could slow down its expansion plans or could result in the Company placing loans which degrade its historical performance.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses primarily consist of advertising costs and commissions. Sales and marketing expenses amounted to approximately 14% of the Company's total revenues for the fiscal years ended December 31, 2000 and 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses include payroll and related expenses, transition fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to 46% of the total revenues for the year ended December 31, 2000, a decrease from 51% in 1999. Although the Company increased the size of its administrative staff in 2000, the associated expenses were more than offset by the termination of a non-renewable transition agreement with Del Mar Mortgage, Inc., a company wholly owned by the Company's majority stockholder. The transition agreement required the Company to pay Del Mar Mortgage, Inc. 25% of loan placement fees earned from April 27, 1999, through October 26, 1999, and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also required the Company to remit to Del Mar Mortgage, Inc. all future loan servicing and extension fees recognized on loans brokered by the Company prior to April 27, 1999. The Agreement terminated on April 26, 2000. The Company incurred $286,580 and $2,597,641 in fees related to the Agreement for fiscal years ended 2000 and 1999, respectively.

INCOME BEFORE INCOME TAXES

        As a result of the foregoing factors, income from continuing operations before provision for income taxes equaled 38% of the Company's total revenues in 2000, an increase from 33% in 1999.

PRO FORMA NET INCOME

        Prior to the recapitalization of the Company (April 27, 1999) and the acquisition of L.L. Bradford, the earnings of Del Mar Mortgage and L.L. Bradford, which are included in the Consolidated Statements of Income in the financing statement section of this Form 10-KSB, were taxed to the stockholders of Del Mar Mortgage and L.L. Bradford. The pro forma information reflects a provision for income taxes as if Del Mar Mortgage and L.L. Bradford had been a C corporation for the year ended December 31, 1999 using an assumed effective tax rate of 34%. Pro forma net income per share has been computed by dividing pro forma net income by the weighted average shares outstanding, assuming that the shares exchanged for the purchase of L.L. Bradford were outstanding for the entire year.

DISCONTINUED OPERATIONS

        As a result of the Company's decision to refocus its efforts on its commercial mortgage operations, L.L. Bradford was spun off in January 2001. The Consolidated Financial Statements as of December 31, 2000 and 1999 reflect
L.L. Bradford as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of L.L. Bradford have been segregated in the consolidated balance sheets, income statements, and cash flows. Net assets of the discontinued operations as of December 31, 2000 were approximately $572,000. For the years ended December 31, 2000 and 1999, the discontinued operations generated income of approximately $362,000 and $377,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of an entity's ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

        At December 31, 2000, the cash flows from operating activities of the Company equaled 25% of the Company's total revenue, compared to 33% during 1999. Cash used in investing activities approximated 11% of the Company's revenues during 2000, compared to 30% in 1999. The cash in fiscal 2000 decreased primarily due to the Company acquiring an equity position in DM.

        The Company has historically relied upon the cash flow from operations to provide for its capital requirements. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at December 31, 2000, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

        The Company will require additional financing in order to expand its business operations. The Company maintains a $3,000,000 revolving line of credit with a financial institution. There was no balance outstanding on this line of credit as of December 31, 2000. The line of credit is payable in monthly installments of interest only at the prime lending rate plus 1.0% (10.5% at December 31, 2000) and expires on June 12, 2001. The line of credit is guaranteed by the Company's majority stockholder and is secured by the deeds of trust on the property being advanced against. The line of credit agreement limits payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. The line of credit contains certain covenants, which the Company has complied with or received waivers for as of December 31, 2000.

Funding Sources

        In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. Of the approximately $220,000,000 of mortgage loans placed by the Company in 2000, approximately 80% was funded by individual investors. The Company has generally experienced a high rate of investors choosing to reinvest through the Company after their mortgage loans mature. For the year ended December 31, 2000, approximately 90% of the individuals who invested through the

Company have chosen to reinvest. This has provided the Company with a reasonably reliable source of funding for mortgage loans. However, no assurance can be given that the Company will enjoy the same reinvestment rate in the future.

        The Company is currently acting as manager of DM, a limited liability company organized to invest in mortgage loans. DM is seeking to raise up to $100,000,000 through a public offering of units; as of March 14, 2001, DM had raised approximately $56,700,000. The Company is also in the process of organizing a second limited liability company to invest in mortgage loans. That company has filed a registration statement with the SEC seeking to register an offering of up to $500,000,000. The registration statement is not yet effective and the company has not commenced any operations. If these limited liability companies are successful in raising funds, they will provide an additional source of funding for mortgage loans placed by the Company.

        The Company's ability to attract investors to acquire interests in mortgage loans, either directly or through the limited liability companies discussed above, depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company's track record and the Company's reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans (approximately 13.5% for 2000). These yields may prove more attractive in the near term if equity markets continue to decline.

        Notwithstanding the high historical yields generated by its mortgage loans, the Company believes its ability to attract investors may be impaired by the Company's small size and limited operating history. In addition, the mortgage loan investments offered by the Company are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company's ability to generate high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company's ability to attract investors would suffer if the performance of Company-brokered mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available.

        In order to address these issues, the Company has pursued a strategy of:
(i) using great care in the selection of mortgage loans in order to maintain its current track record and (ii) developing additional funding sources such as the Company-managed limited liability companies discussed above. In this manner, the Company is seeking to maintain its access to funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that the Company will be successful in this effort. If its access to funding sources deteriorates for any reason, then the scope of the Company's operations will decline proportionately.

        The Company is also exploring additional sources of funding including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

        This annual report and other written reports and oral statements made from time to time by the Company may contain forward looking statements. Such forward looking statements may be identified by the use of such words as "experts," "plans," "estimates," "forecasts," "projects," "anticipates," "believes" and words of similar meaning. Forward looking statements are likely to address such matters as the Company's business strategy, future operating results, future sources of funding for mortgage loans brokered by the Company, future economic conditions and pending litigation involving the Company. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below.

        The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company's operating results may be affected by:

        Limited experience in certain real estate markets.

        Currently, the Company brokers mortgage loans primarily in areas in which Vestin Mortgage has substantial experience such as Arizona, California and Nevada. Depending on the market and on the Company's performance, it plans to expand the Company's operations throughout the United States. However, Vestin Mortgage has limited experience outside of certain western states. Real estate markets vary greatly from location to location. Vestin Mortgage's limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions and may delay the loan approval process. This delay could have a material impact on the Company's competitive advantage of providing fast loan approvals. Accordingly, Vestin Mortgage plans to utilize independent real estate advisors located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. No assurance can be given such advisors will provide effective assistance to the Company.

        Dependence on key personnel.

        The Company's success depends upon the continued contributions of certain key personnel, including Michael V. Shustek, Stephen J. Byrne and Lance Bradford, each of whom would be difficult to replace because of his extensive experience in his field, extensive market contacts and familiarity with the Company's activities. If any of these key employees were to cease employment, the Company's operating results could suffer. The Company's future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company's performance may suffer.

        Risks of Underwriting Standards and Procedures.

        - The Company's underwriting standards and procedures are more lenient than conventional lenders in that it will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

        - The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company performs will not reveal all material facts pertaining to the borrower and the security.

        The Company's results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

        - If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing its revenues and the distributions to stockholders.

        - One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, the Company's loan documents permit it to raise the interest rate the Company charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates two risks for the Company:

        There is no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by the Company's loan documents.

        If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk of the borrower defaulting on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans placed by the Company will decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

        If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company's reputation and make it more difficult for the Company to attract investors willing to acquire interests in mortgage loans.

Competition for Funds

        The ability of the Company to access fund for mortgage loans depends upon the perceived attractiveness of yields on loans placed by the Company, the safety of the underlying investment, the Company's reputation, general economic conditions and real estate market conditions. The Company's principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. The Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that the Company is smaller than many of the full service financial firms offering alternative investment vehicles and has a more limited operating history are disadvantages in seeking to attract investors.

Competition for Borrowers

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company. Competition in the Company's market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements are included herewith commencing on page 22.

                                 C O N T E N T S


                                                                                PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.............................  22



CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheet.............................................  23

        Consolidated Statements of Income......................................  24

        Consolidated Statements of Stockholders' Equity........................  25

        Consolidated Statements of Cash Flows..................................  26

        Notes to Consolidated Financial Statements.............................  28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
VESTIN GROUP, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of Vestin Group, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vestin Group, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP


Reno, Nevada
February 2, 2001

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000

                                     ASSETS

Cash                                                             $  1,048,855
Accounts receivable                                                 2,439,031
Due from stockholder                                                  331,862
Due from related parties                                               15,533
Notes receivable                                                      403,964
Investments in marketable securities available for sale                59,510
Investment in real estate held for sale, net                          896,000
Investments in mortgage loans on real estate                        5,488,738
Other investments                                                   1,542,237
Other assets                                                           35,565
Property and equipment, net                                           184,683
Deferred tax assets                                                   210,433
Net assets of discontinued operations                                 572,147
                                                                 ------------

            Total assets                                         $ 13,228,558
                                                                 ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                            $    761,561
Income taxes payable                                                2,180,012
Due to related parties                                                236,838
Note payable                                                        1,090,000
                                                                 ------------
            Total liabilities                                       4,268,411
                                                                 ------------

Commitments and contingencies                                              --
                                                                 ------------

Stockholders' equity
     Preferred stock, $.0001 par value; 20 million shares
      authorized; no shares issued                                         --
     Common stock, $.0001 par value; 100 million shares
      authorized; 6,989,270 shares issued and outstanding                 699
     Treasury stock, at cost                                          (11,306)
     Additional paid-in capital                                     1,739,427
     Retained earnings                                              7,347,117
     Accumulated other comprehensive loss                            (115,790)
                                                                 ------------
            Total stockholders' equity                              8,960,147
                                                                 ------------

            Total liabilities and stockholders' equity           $ 13,228,558
                                                                 ============


The accompanying notes are an integral part of these statements.

                 VESTIN GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

                      Years ended December 31,


                                                                           2000              1999
                                                                        ------------      ------------
Revenues
     Loan placement and related fees                                    $ 14,549,415      $ 11,237,208
     Interest income                                                         724,919           612,391
     Other income                                                             78,333            19,319
                                                                        ------------      ------------
               Total revenues                                             15,352,667        11,868,918
                                                                        ------------      ------------

EXPENSES
     Sales and marketing expenses                                          2,185,356         1,749,948
     General and administrative expenses                                   7,069,482         6,106,525
     Interest expenses                                                       312,596           142,489
                                                                        ------------      ------------
               Total expenses                                              9,567,434         7,998,962
                                                                        ------------      ------------

               Income from continuing operations before
               provision for income taxes                                  5,785,233         3,869,956

PROVISION FOR INCOME TAXES                                                 2,019,893           959,333
                                                                        ------------      ------------

               NET INCOME FROM CONTINUING OPERATIONS                       3,765,340         2,910,623

DISCONTINUED OPERATIONS
     Income from discontinued operations - Financial
     Services Division, net of income taxes of $140,869 and $-0-             361,658           376,597
                                                                        ------------      ------------

               NET INCOME                                                $ 4,126,998       $ 3,287,220
                                                                         ===========       ===========

EARNINGS PER COMMON SHARE - BASIC AND DILUTED
     Income from continuing operations                                        $ 0.54
                                                                         ===========
     Income from discontinued operations                                      $ 0.05
                                                                         ===========
     Net income                                                               $ 0.59
                                                                         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC                                                        6,989,206
                                                                         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - DILUTED                                                      7,010,127
                                                                         ===========

PRO FORMA INFORMATION (UNAUDITED) (NOTE A)
     Historical income from continuing operations
      before income taxes                                                                  $ 3,869,956
     Pro forma income taxes                                                                  1,315,785
                                                                                          ------------
     Pro forma net income from continuing operations                                         2,554,171
                                                                                          ------------
     Pro forma income from discontinued operations                                             376,597
     Pro forma income taxes from discontinued operations                                       128,043
                                                                                          ------------
     Pro forma net income from discontinued operations
      - net of income tax                                                                      248,554
                                                                                          ------------

               Pro forma net income                                                        $ 2,802,725
                                                                                           ===========

     Earnings per common share - Basic and Diluted
         Pro forma income from continuing operations                                            $ 0.37
                                                                                           ===========
         Pro forma income from discontinued operations                                          $ 0.03
                                                                                           ===========
         Pro forma net income                                                                   $ 0.40
                                                                                           ===========

     Pro forma weighted average number of common
     shares outstanding - Basic and Diluted                                                  6,982,914
                                                                                           ===========


The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999



                                                          PREFERRED STOCK                      COMMON STOCK
                                                       SHARES          AMOUNT            SHARES          AMOUNT
                                                    -----------      -----------      -----------      -----------
BALANCE AT JANUARY 1, 1999                                   --      $        --        5,719,270      $       572

Cancellation of $0.0001 common stock
in connection with recapitalization                          --               --         (100,000)             (10)

Issuance of $0.0001 common stock in
connection with recapitalization                             --               --        1,350,000              135

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                                    --               --               --               --

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                                    --               --               --               --

Acquisition of Vestin Mortgage, Inc.
(formerly Capsource, Inc.)                                   --               --           20,000                2

Contribution by stockholder through
relief of note payable                                       --               --               --               --

Payments received on receivable from
stockholder                                                  --               --               --               --

Distribution to stockholders of
L.L. Bradford and Company                                    --               --               --               --

Cash contributions                                           --               --               --               --

Net income                                                   --               --               --               --
                                                    -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 31, 1999                                 --               --        6,989,270              699

Comprehensive income:
     Net income                                              --               --               --               --
     Net unrealized loss on investments
      available-for-sale, net of tax of $59,649
                                                    -----------      -----------      -----------      -----------
          Total comprehensive income

Treasury stock acquired, $4.6875 per share                   --               --               --               --

Distribution to stockholders of
L.L. Bradford & Company                                      --               --               --               --
                                                    -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 31, 2000                                 --      $        --        6,989,270      $       699
                                                    ===========      ===========      ===========      ===========


                                                                                    ADDITIONAL       RECEIVABLE
                                                           TREASURY STOCK            PAID-IN            FROM
                                                      SHARES         AMOUNT           CAPITAL        STOCKHOLDER
                                                   -----------     -----------      -----------      -----------
BALANCE AT JANUARY 1, 1999                                  --     $        --      $ 3,135,064      $  (535,646)

Cancellation of $0.0001 common stock
in connection with recapitalization                         --              --               --               --

Issuance of $0.0001 common stock in
connection with recapitalization                            --              --              291               --

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                                   --              --       (1,152,046)              --

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                                   --              --         (643,260)              --

Acquisition of Vestin Mortgage, Inc.
(formerly Capsource, Inc.)                                  --              --           12,358               --

Contribution by stockholder through
relief of note payable                                      --              --          350,000               --

Payments received on receivable from
stockholder                                                 --              --               --          535,646

Distribution to stockholders of
L.L. Bradford and Company                                   --              --               --               --

Cash contributions                                          --              --           37,020               --

Net income                                                  --              --               --               --
                                                   -----------     -----------      -----------      -----------

BALANCE AT DECEMBER 31, 1999                                --              --        1,739,427               --

Comprehensive income:
     Net income                                             --              --               --               --
     Net unrealized loss on investments
      available-for-sale, net of tax of $59,649
          Total comprehensive income

Treasury stock acquired, $4.6875 per share               2,400         (11,306)              --               --

Distribution to stockholders of
L.L. Bradford & Company                                     --              --               --               --
                                                   -----------     -----------      -----------      -----------

BALANCE AT DECEMBER 31, 2000                             2,400     $   (11,306)     $ 1,739,427      $        --
                                                   ===========     ===========      ===========      ===========


                                                                    ACCUMULATED
                                                                        OTHER
                                                     RETAINED       COMPREHENSIVE
                                                     EARNINGS           INCOME           TOTAL
                                                    -----------      ----------      -----------
Balance at January 1, 1999                          $   344,347      $       --      $ 2,944,337

Cancellation of $0.0001 common stock
in connection with recapitalization                          --              --              (10)

Issuance of $0.0001 common stock in
connection with recapitalization                             --              --              426

Distribution of assets, net of liabilities,
to Del Mar Mortgage, Inc.                                    --              --       (1,152,046)

Distribution of assets, net of liabilities,
to Del Mar Holdings, Inc.                                    --              --         (643,260)

Acquisition of Vestin Mortgage, Inc.
(formerly Capsource, Inc.)                                   --              --           12,360

Contribution by stockholder through
relief of note payable                                       --              --          350,000

Payments received on receivable from
stockholder                                                  --              --          535,646

Distribution to stockholders of
L.L. Bradford and Company                              (350,635)             --         (350,635)

Cash contributions                                           --              --           37,020

Net income                                            3,287,220              --        3,287,220
                                                    -----------      ----------      -----------

BALANCE AT DECEMBER 31, 1999                          3,280,932              --        5,021,058

Comprehensive income:
     Net income                                       4,126,998              --        4,126,998
     Net unrealized loss on investments
      available-for-sale, net of tax of $59,649                        (115,790)        (115,790)
                                                                     ----------      -----------
          Total comprehensive income                                   (115,790)       9,032,266

Treasury stock acquired, $4.6875 per share                   --              --          (11,306)

Distribution to stockholders of
L.L. Bradford & Company                                 (60,813)             --          (60,813)
                                                    -----------      ----------      -----------

BALANCE AT DECEMBER 31, 2000                        $ 7,347,117      $ (115,790)     $ 8,960,147
                                                    ===========      ==========      ===========


The accompanying notes are an integral part of these statements.

                      VESTIN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,


                                                                      2000              1999
                                                                   -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                    $ 4,126,998      $ 3,287,220
     Less net income from discontinued operations                      361,658          376,597
                                                                   -----------      -----------
     Income from continuing operations                               3,765,340        2,910,623
     Adjustments to reconcile net income from continuing
      operations to net cash provided by operating activities:
        Depreciation and amortization                                   19,479            6,806
        Loss on investment in real estate held for sale                397,194               --
        Changes in operating assets and liabilities:
            Accounts receivable                                     (1,530,184)        (507,321)
            Other assets                                               (35,565)          (8,170)
            Due from stockholder                                      (331,862)        (292,033)
            Due from related parties                                   (15,533)              --
            Deferred tax asset                                        (123,243)         (27,542)
            Accounts payable and accrued expenses                      330,597          751,199
            Due to related parties                                      (7,803)         332,270
            Income taxes payable                                     1,443,137          736,875
                                                                   -----------      -----------
               Net cash provided by operating activities of
               continuing operations                                 3,911,557        3,902,707
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (169,157)         (19,507)
     Cash advanced on notes receivable                                (250,964)        (323,000)
     Principal payments received on notes receivable                   170,000               --
     Purchase of investment in marketable securities                  (120,000)        (114,949)
     Purchase of other investments                                  (1,422,622)          (3,194)
     Purchase of investments in mortgage loans on real
      estate, net of sales                                              27,506       (3,055,520)
                                                                   -----------      -----------
               Net cash used in investing activities of
               continuing operations                                (1,765,237)      (3,516,170)
                                                                   -----------      -----------

                      VESTIN GROUP, INC. AND SUBSIDIARIES

                            YEARS ENDED DECEMBER 31,


                                                                     2000            1999
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances (payments) on line of credit, net                  $(1,980,000)     $ 1,980,000
     Payments on notes payable                                      (200,000)              --
     Payments on short-term note                                          --         (100,000)
     Distribution to stockholders                                    (60,813)      (2,132,305)
     Payments received from note receivable from stockholder              --          535,646
     Deferred offering costs                                              --         (115,100)
     Proceeds from stockholders                                           --           37,020
     Purchase of treasury stock                                      (11,306)              --
                                                                 -----------      -----------
               Net cash (used in) provided by financing
               activities of continuing operations                (2,252,119)         205,261
                                                                 -----------      -----------

               Net cash (used in) provided by continuing
               operations                                           (105,799)         591,798

               Net cash provided by discontinued operations           61,609           14,849
                                                                 -----------      -----------

               NET (DECREASE) INCREASE IN CASH                       (44,190)         606,647

CASH AT BEGINNING OF YEAR                                          1,093,045          486,398
                                                                 -----------      -----------

CASH AT END OF YEAR                                              $ 1,048,855      $ 1,093,045
                                                                 ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for federal income taxes                          $   800,000      $   250,000
                                                                 ===========      ===========
     Cash paid for interest                                      $   326,302      $   134,566
                                                                 ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Investment in real estate held for sale                     $        --      $ 1,290,000
                                                                 ===========      ===========
     Contribution by stockholder through relief of note
      payable                                                    $        --      $   350,000
                                                                 ===========      ===========
     Distribution of liabilities, net of assets assumed to
      stockholders of Del Mar Mortgage, Inc. and Del Mar
      Holdings, Inc.                                             $        --      $   336,999
                                                                 ===========      ===========
     Purchase of property and equipment on line of credit        $        --      $     6,976
                                                                 ===========      ===========
     Purchase of property and equipment on capital lease         $        --      $     9,435
                                                                 ===========      ===========




The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Vestin Group, Inc. ("Vestin Group" or the "Company"), formerly Sunderland Corporation, was incorporated in the State of Delaware on June 2, 1998. The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary. Vestin Mortgage, Inc. ("Vestin Mortgage") operates as a mortgage company licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. The Company's primary operations consist of arranging for investor funding of mortgage loans for the commercial, construction, acquisition and development, land, and residential projects in Southern Nevada. The Company also services such loans.

     On April 27, 1999, Vestin Group, a non-operating public company with nominal net assets, acquired certain assets and assumed certain liabilities representing the operations of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (the "Del Mar Entities") in exchange for 4,891,270 shares of Vestin Group common stock (post 5-for-3 stock split). The combination of the Del Mar Entities has been accounted for in a manner similar to a pooling of interest, as the companies were under common control. Vestin Group concurrently acquired 100% of the outstanding common stock of Vestin Mortgage in exchange for 20,000 shares of Vestin Group common stock.

     Under generally accepted accounting principles, the acquisition of the Del Mar Entities is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by the Del Mar Entities for the net monetary assets of Vestin Group, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" ("Vestin Group"), are those of the "legal acquiree" ("Del Mar Entities") (i.e., the accounting acquirer).

     Accordingly, the consolidated financial statements of Vestin Group for the year ended December 31, 1999 are the combined historical financial statements of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc., as restated to reflect the business combination accounted for as a pooling-of-interest as discussed in Note S. The assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.'s stockholders.

     The business combination with Vestin Mortgage has been accounted for as a purchase business combination. The cost of Vestin Mortgage is based upon the fair value of the 20,000 common shares issued to the Vestin Mortgage shareholder, which was $12,360. The acquisition resulted in the recognition of $1,390 of goodwill.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               - Continued

    ORGANIZATION - Continued

    In February 2000, the Company changed its business focus to provide a wide array of financial services. As a result of this business focus change, the Company acquired L.L. Bradford & Company ("LLB") and Mortgage Source, Inc. ("MSI") during fiscal year 2000. However, due to unfavorable changing market conditions, the Company reverted back to its original business focus of providing commercial loans in December 2000. Accordingly, the Company divested itself of LLB and terminated its acquisition of MSI in January 2001 as further described in Note S.

    As disclosed in Note S, the Company acquired all of the outstanding common stock of Vestin Capital, Inc. (formerly DM Financial Services, Inc.) and DM Mortgage Advisors, Inc. These acquisitions have been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements of the Company have been restated to include the accounts and operations for all periods presented.

    The Company operates in one business segment as a result of the LLB and MSI divestiture discussed above.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

    CONCENTRATIONS

    Substantially all of the Company's operations are derived from the Southwestern region of the United States. Consequently, the Company's results of operations and financial condition are affected by general trends in the Southwestern States' economy and its commercial and residential real estate market.

    Financial instruments, which potentially subject the Company to credit risk, include cash in bank and mortgage loans.

    The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               - Continued

     CONCENTRATIONS - Continued

     The Company's investments in mortgage loans on real estate will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower's ability to refinance.

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

     REVENUE RECOGNITION

     The Company recognizes revenue primarily from loan placement fees, loan servicing fees, extension fees and accounting services. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs. Loan servicing fees are recorded as revenue when such services are rendered. Principally, servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are recorded as revenue at the extension grant date.

     Loan origination fees related to the Company's investments in mortgage loans on real estate are amortized principally by the effective interest method over the term of the related obligation.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               - Continued

     INVESTMENTS IN MARKETABLE SECURITIES

     Investments in equity securities consist of common stock. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

     OTHER INVESTMENTS

     Other investments consist primarily of equity holdings in DM Mortgage Investors LLC and Creditmart.com (see Note K). These investments are recorded at historical cost and although the market value of these investments are not readily determinable, management believes the fair value of these investments exceeds its carrying cost.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and amounted to $1,035,485 and $365,836 for the years ended December 31, 2000 and 1999, respectively.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               - Continued

     INCOME TAXES

     The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

     In 1996, FAS No. 123, Accounting for Stock-Based Compensation, became effective for the Company. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note P for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               - Continued

     RECENT PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and its related interpretations and determined that it will not have a material effect on the Company's consolidated financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"), as amended. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We will adopt SFAS 133 in our quarter ending March 31, 2001 and do not expect such adoption to have a material effect on our financial statements.

     PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     Prior to the recapitalization of the Company (April 27, 1999) and the acquisition of L.L. Bradford & Company, the earnings of Del Mar Mortgage, Inc. and L.L. Bradford & Company, which are included in the Consolidated Statement of Income, were taxed to the shareholders of Del Mar Mortgage, Inc. and L.L. Bradford & Company. The pro forma information reflects a provision for income taxes as if Del Mar Mortgage, Inc. and L.L. Bradford & Company had been a C corporation for the entire year ended December 31, 1999 using an assumed effective tax rate of 34%. Pro forma net income per share has been computed by dividing pro forma net income by the weighted average shares outstanding, assuming that the shares exchanged for the purchase of L.L. Bradford & Company were outstanding for the entire year.

     RECLASSIFICATIONS

     The 1999 financial statements reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.


NOTE B - ACCOUNTS RECEIVABLE

     The Company services loans which have been arranged for the investor parties through a servicing agreement. The servicing agreement stipulates that all extension fees charged in behalf of the investors shall be retained by the Company as part of the loan servicing fees. Accounts receivable represent extension and loan placement fees earned but not yet received.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE C - INVESTMENT IN REAL ESTATE HELD FOR SALE

     The Company has an investment in real estate held for sale net of allowance for losses of $410,901 at December 31, 2000. The investment in real estate held for sale is recorded at the lower of cost or fair value less cost to sell. Subsequent to year end, the Company entered into a contract to sell the investment in real estate held for sale.


NOTE D - INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

     The Company invests in mortgage loans. The mortgage loans are secured by first and second trust deeds on real estate. These loans have maturities of one year or less with interest rates ranging from 12% to 14% payable monthly, with principal due at maturity. Management believes the underlying value of the assets securing the mortgage loans was sufficient at December 31, 2000 to realize their carrying value. Accordingly, no allowance for loan losses has been established.


NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 2000:

Furniture and equipment             $ 74,983
Computers                            171,991
                                    --------
                                     246,974
Less:  Accumulated depreciation       62,291
                                    --------

Total property and equipment        $184,683
                                    ========


NOTE F - NOTE PAYABLE

     In 1999, the Company foreclosed on real estate subject to an existing lien (the "note"). The note is due on demand with interest at 12.75% per annum. The note is secured by certain real estate that the Company holds for sale (see Note C). The note requires monthly interest payments with the balance of unpaid principal and interest due on demand.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE G - LINES OF CREDIT

     The Company maintains a $3,000,000 floating line of credit with a financial institution. There was no balance outstanding on this line of credit as of December 31, 2000. The line of credit is payable in monthly installments of interest only at the prime lending rate plus 1.0% (10.5% at December 31, 2000) and expires on June 12, 2001. The line of credit is guaranteed by the Company's majority stockholder and is secured by the deeds of trust on the property being advanced against. The line of credit agreement limits payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. The line of credit contains certain covenants, which the Company has complied with or received waivers for as of December 31, 2000.

     The Company also maintains an equipment line of credit with a financial institution. The available amount on this line of credit is $50,000 and is for the acquisition of equipment through February 26, 2001. Principal and interest is payable on each advance over a payment schedule of not less than 36 months or more than 96 months, as agreed by the Company and the bank. At the time of each advance, the Company can either elect a fixed or a variable interest rate. The fixed interest rate is 2.875% above the treasury rate in effect as of the close of the business on the Thursday of the week preceding disbursement of the advance, rounded to the nearest .05%. The variable interest rate is at .5% above the prime rate. The outstanding balance as of December 31, 2000 totaled $41,058 and is at the fixed interest rate (10.65% at December 31, 2000). The line of credit is secured by the Company's equipment purchased or acquired in whole or in part with the advance.

     The following are the maturities under the lines of credit as of December 31, 2000:

       2001          $16,308
       2002           16,570
       2003            7,812
       2004              368
                     -------

                     $41,058
                     =======

     The $50,000 line of credit is included on the Balance Sheet under the caption of Net assets of discontinued operations.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE H - CREDIT AGREEMENT

     The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and the Company (Note I). The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts and other funds held at the institution at a rate of 1% and invest those funds in commercial paper (securities). The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution's custody and control. The balance drawn down upon the credit agreement was $2,942,221 at December 31, 2000.


NOTE I - TRUST ACCOUNTS

     The Company manages certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At December 31, 2000, the cash held in trust was $2,419,515, and the trust receivable was $1,137,163. The related trust liability was $3,556,678 at December 31, 2000. The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 2000.


NOTE J - LOANS SERVICED FOR OTHERS

     The Company services loans for others, which are not shown on the balance sheet. The face amount of these loans at December 31, 2000 approximated $326,000,000. Loans serviced for others include commercial loans that are placed by the Company.


NOTE K - RELATED PARTY TRANSACTIONS

     On April 27, 1999, the Company entered into a non-renewable transition agreement (the "Agreement") with Del Mar Mortgage, Inc., a company wholly owned by the Company's majority stockholder. The Agreement required the Company to pay Del Mar Mortgage, Inc. 25% of loan origination fees earned from April 27, 1999 through October 26, 1999 and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also requires the Company to remit to Del Mar Mortgage, Inc. all future loan servicing and extension fees recognized on loans placed by the Company prior to April 27, 1999. The Agreement terminated on April 26, 2000. The Company incurred $286,580 and $2,597,641 in fees related to the Agreement for the years ended December 31, 2000 and 1999, respectively, which have been recorded as general and administrative expenses in the consolidated financial statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE K - RELATED PARTY TRANSACTIONS - Continued

     The Company has $331,862 due from the majority stockholder and $13,243 due from affiliates of the Company at December 31, 2000. These balances bear no interest and are due on demand.

     Notes receivable of $403,964 includes a $250,964 note from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal along with any accrued interest due as a lump sum on the date of maturity.

     The Company has $196,614 due to DM Mortgage Investors, LLC at December 31, 2000. This balance bears no interest and is due on demand.

     Included in net assets of discontinued operations are amounts due from LLB Investments, Inc. and LLB, LLC totaling $241,379 at December 31, 2000. LLB Investments, Inc. and LLB, LLC are entities majority owned by an officer and stockholder of the Company. These balances bear no interest and are due on demand.

     At December 31, 2000, the Company had a due from L.L. Bradford & Company of $2,290 and a due to L.L. Bradford & Company of $40,224. In addition, the Company paid $150,000 in fees for accounting services performed by L.L. Bradford & Company for each of the two years ending December 31, 2000 and 1999. Normally, balances with subsidiaries would have been eliminated in consolidated financial statements. However, since L.L. Bradford & Company is being accounted for as a discontinued operation, the intercompany balances are not eliminated in consolidation.

     The Company is the manager of DM Mortgage Investors, LLC, a company primarily engaged in the business of mortgage lending. The Company's investment in DM Mortgage Investors, LLC is approximately $1,030,000 and is less than 5% of DM Mortgage Investors, LLC's equity. Under the management agreement, the Company is entitled to receive a management fee of up to 0.25% of the aggregate capital contributions, paid monthly in arrears and up to 3.0% of the selling proceeds for reselling properties foreclosed upon. During the year ended December 31, 2000, the Company received approximately $25,000 in management fees. The Company will also receive from the borrowers of DM Mortgage Investors, LLC loan evaluation and processing fees, loan placement fees, servicing fees and extension fees. Total fees received by the Company from the borrowers were approximately $4,700,000 for the year ended December 31, 2000.

     The Company has an investment in Creditmart.com, an internet credit reporting start-up company, of $150,000 recorded at cost as of December 31, 2000. The President of Creditmart.com is a stockholder and former Director of the Company. The Company also guarantees a sub-lease of office space for Creditmart.com. The President of Creditmart.com has pledged the Company 50,000 shares of his common stock in Vestin Group, Inc. as collateral for the guarantee. The sub-lease agreement calls for monthly payments of approximately $14,400 and continues until June 2002.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE L - INCOME TAXES

     The components of income tax expense (benefit) are as follows at December
     31:

                                 2000            1999
                             -----------      -----------
Current                      $ 2,284,006      $   986,875
Deferred                        (182,893)         (27,542)
Discontinued operations         (140,869)              --
Other comprehensive loss          59,649               --
                             -----------      -----------

                             $ 2,019,893      $   959,333
                             ===========      ===========

     Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31st are as follows:

                                 2000         1999
                               --------     --------
Deferred tax assets:
    Nondeductible reserves
     and expenses              $210,433     $ 27,542
Less:  Valuation allowance           --           --
                               --------     --------

Net deferred taxes             $210,433     $ 27,542
                               ========     ========

     The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                     2000            1999
                                  -----------     -----------
Statutory tax provision           $ 1,966,979     $ 1,332,880
Earnings taxed to shareholder              --        (381,867)
Non-deductible expenses                52,914           8,320
                                  -----------     -----------

                                  $ 2,019,893     $   959,333
                                  ===========     ===========

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE M - EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common share outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. The following table reconciles the weighted average number of shares used in the earnings per share calculations as of December 31, 2000 and 1999:

                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                                       -------------------------------------------
                                                         INCOME           SHARES         PER-SHARE
                                                       (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                       -----------     -------------       ------
INCOME FROM CONTINUING OPERATIONS:                     $3,765,340
                                                       ----------

Basic EPS:
   Income available to common stockholders              3,765,340         6,989,206         $0.54
                                                       ----------                           -----

Effect of Dilutive securities:
   Stock options                                                             20,921
                                                                         ----------

Diluted EPS:
   Income available to common
   stockholders plus assumed conversions               $3,765,340         7,010,127         $0.54
                                                       ==========        ==========         =====

INCOME FROM DISCONTINUED OPERATIONS:                   $  361,658
                                                       ----------

Basic EPS:
   Income available to common stockholders                361,658         6,989,206         $0.05
                                                       ----------                           -----

Effect of Dilutive securities:
   Stock options                                                             20,921
                                                                         ----------

Diluted EPS:
   Income available to common
   stockholders  plus assumed conversions              $  361,658         7,010,127         $0.05
                                                       ==========        ==========         =====

NET INCOME:                                            $4,126,998
                                                       ----------

Basic EPS:
   Income available to common stockholders              4,126,998         6,989,206         $0.59
                                                       ----------                           -----

Effect of Dilutive securities:
   Stock options                                                             20,921
                                                                         ----------

Diluted EPS:
   Income available to common
   stockholders plus assumed conversions               $4,126,998         7,010,127         $0.59
                                                       ==========        ==========         =====

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE M - EARNINGS PER COMMON SHARE - Continued

                                                                PRO FORMA INFORMATION FOR THE
                                                          YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)
                                                     -------------------------------------------------
                                                       INCOME              SHARES           PER-SHARE
                                                     (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                     -----------        ------------        ----------
       INCOME FROM CONTINUING OPERATIONS:            $2,554,171
                                                     ----------

       Basic and Diluted EPS:
          Income available to common stockholders    $2,554,171           6,982,914           $ 0.37
                                                     ===========          =========           ======

       INCOME FROM DISCONTINUED OPERATIONS:          $  248,554
                                                     ----------

       Basic and Diluted EPS:
          Income available to common stockholders    $  248,554           6,982,914           $ 0.03
                                                     ==========           =========           ======

       NET INCOME:                                   $2,802,725
                                                     ----------

       Basic and Diluted EPS:
          Income available to common stockholders    $2,802,725           6,982,914           $ 0.40
                                                     ==========           =========           ======


NOTE N - EMPLOYEE BENEFIT AND STOCK OPTION PLAN

     401(k) PLAN

     The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). The Company matches employee contributions dollar for dollar up to 5% of compensation. The Company contributed $27,854 and $37,537 to the plan for the years ended December 31, 2000 and 1999, respectively.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE O - STOCKHOLDERS' EQUITY

     STOCK OPTIONS

     During fiscal year 2000, the Company's stockholders approved the adoption of a stock option plan for the benefit of its eligible employees, consultants, officers and directors. The plan provides for 600,000 shares of common stock to be issued upon exercise of stock options. As of December 31, 2000, 461,800 options were granted. The outstanding options granted as of December 31, 2000, have a term of ten years from the date of grant. Options granted generally vest and become exercisable with the following vesting schedule: 33% at the date of grant, 33% every year, and fully vested in two years. Additionally, the Company granted its Chief Executive Officer warrants to purchase 500,000 shares of the Company's common stock during fiscal year 2000 exclusive of the approved stock option plan. The options granted to the Chief Executive Officer are fully vested and have a strike price equal to the fair value of such shares at the date of grant with a life of ten years.

     STOCK OPTION ACTIVITY

     The following table summarizes the Company's stock option activity:

                                                        WEIGHTED
                                                        AVERAGE
                                          NUMBER        EXERCISE
                                         OF SHARES       PRICE
                                         ---------      ---------
Balance, January 1, 2000                      --        $  --
Options granted and assumed              961,800         4.00
Options exercised                             --           --
Options forfeited/expired                     --           --
                                         -------        -----

Balance, December 31, 2000               961,800        $4.00
                                         =======        =====

     The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                                                                  SHARES UNDERLYING
              SHARES UNDERLYING OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
       -----------------------------------------------------   -------------------------
                      SHARES        WEIGHTED
                    UNDERLYING       AVERAGE      WEIGHTED       SHARES       WEIGHTED
                     OPTIONS/       REMAINING      AVERAGE     UNDERLYING      AVERAGE
       EXERCISE      WARRANTS      CONTRACTUAL    EXERCISE       OPTIONS      EXERCISE
        PRICES      OUTSTANDING       LIFE          PRICE      OUTSTANDING      PRICE
       ----------   ------------   ------------   ----------   ------------   ----------
          $4.00         961,800     9.83 years        $4.00        699,300        $4.00
       ==========   ============   ============   ==========   ============   ==========

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE O - STOCKHOLDERS' EQUITY - Continued

     PRO FORMA DISCLOSURE

     SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost been recognized based on the fair value of options granted at the date of grant in 2000, the pro forma amounts of the Company's net income and net income per share for the year ended December 31, 2000 would have been as follows:

                                                       AS REPORTED         PRO FORMA
                                                       -----------        -----------
Net income -- as reported                              $ 4,126,998        $ 3,005,000
Earnings per common share -- Basic and Diluted:
     Income from continuing operations                 $      0.54        $      0.38
     Income from discontinued net income               $      0.05        $      0.05
     Net income                                        $      0.59        $      0.43

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions as of December 31, 2000:

       Average risk-free interest rates              5.77%
       Average expected life (in years)                 3
       Volatility                                   54.51%

     The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2000 was approximately $1,700,000, or $1.77 per option. During 2000, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.


NOTE P - EMPLOYMENT AGREEMENTS

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

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable, notes receivable, mortgage loans, accounts payable and notes payable approximate fair value because of the short-term maturity of these instruments.


NOTE R - COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company operates from leased office facilities under a noncancellable operating lease. The lease requires the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. The Company also leases equipment under a noncancellable operating lease. Rent expense for leased office facilities and equipment charged to operations for the year ended December 31, 2000 and 1999 was $180,418 and $254,278, respectively.

     Future minimum rental payments required under the operating leases as of December 31, 2000, are as follows:

                      2001            $198,282
                      2002             201,817
                      2003             205,217
                      2004              74,452
                      2005               8,089
                                      --------

                                      $687,857
                                      ========


NOTE S - ACQUISITIONS AND DIVESTITURES

     VESTIN CAPITAL, INC. AND DM MORTGAGE ADVISORS, INC.

     On December 23, 1999, the Company consummated an agreement to acquire all the outstanding capital stock of Vestin Capital, Inc., a newly formed Las Vegas, Nevada based securities broker-dealer for 10,300 shares of the Company's common stock and DM Mortgage Advisors, Inc., a Phoenix, Arizona based mortgage funding company for 17,700 shares of the Company's common stock. The acquisition of Vestin Capital, Inc. and DM Mortgage Advisors, Inc. is accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations for all periods presented.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE S - ACQUISITIONS AND DIVESTITURES - Continued

     L.L. BRADFORD & COMPANY

     On March 31, 2000, the Company consummated a merger with L.L. Bradford & Company whereby acquiring all of LLB's capital stock in exchange for 800,000 shares of the Company's common stock. LLB operates as a certified public accounting and consulting practice in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of the Company's change in business focus in December 2000, the Company consummated a Purchase Agreement on January 1, 2001 with the former shareholders of LLB, whereby, the Company repurchased the 800,000 shares of its common stock originally issued to the former shareholders of LLB and divested itself of LLB. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29. The repurchase will be considered to be a distribution of nonmonetary assets to the former shareholders of LLB, whereby the rescission of prior business combination will based on the historical cost of the nonmonetary assets distributed and no gain or loss will be recognized.

     As of December 31, 2000, the consolidated financial statements have been reclassified to reflect the spin-off of LLB as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, cash flows of LLB have been segregated in the Consolidated Balance Sheets, Income Statements, and Cash Flows.

     MORTGAGE SOURCE, INC.

     On August 31, 2000, the Company consummated a merger with Mortgage Source, Inc., whereby, acquiring all of MSI's capital stock in exchange for 251,000 shares of the Company's common stock. MSI operates as residential mortgage company in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of certain claims related to the acquisition, the Company consummated a Termination Agreement on January 10, 2001 rescinding the August 31, 2000 merger with MSI. Furthermore, the Company paid the former shareholder of MSI the sum of $175,000 as consideration for the termination and release of all potential and future claims of both parties. The Company has accounted for this termination as a reversal of the business combination. Accordingly, these financial statements do not reflect the financial position, results of operation, and cash flows of MSI.

     Information required under APB No. 16 to disclose the operating results of L.L. Bradford & Company as a result of the pooling are not presented due to the presentation of L.L. Bradford & Company as a discontinued operation under APB No. 30 discussed above. The acquisitions of Vestin Capital, Inc. and DM Mortgage Advisors, Inc. are not separately disclosed as the effects on revenue and net income is immaterial.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


NOTE T - LITIGATION

     The Company is a defendant in various lawsuits incurred in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

NOTE U - SUBSEQUENT EVENT

     In January 2001, the Company consummated a Consulting Agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of 5 years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by this Item 9 is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Election of Directors," "Executive Officers," and "Compliance With Section 16(a) of the Exchange Act," which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this Item 10 is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Executive Compensation," which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 11 is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 12 is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits as indexed below are included as part of this annual report on Form 10-KSB.

(b) Reports on Form 8-K.

        There was one current report on Form 8-K during the fiscal quarter ending December 31, 2000. Such current report merely amended the Company's Form 8-K dated April 14, 2000 by including financial statements audited of L.L. Bradford.

                                   SIGNATURES

        In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VESTIN GROUP, INC.

                                 /s/ Lance K. Bradford
                                 ----------------------------------------------
                                     Lance K. Bradford, President and Treasurer

Dated:  March 31, 2001

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

        KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lance K. Bradford his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures                                 Title                             Date
----------                                 -----                             ----
/s/ Lance K. Bradford             President, Treasurer and Director          March 31, 2001
---------------------
Lance K. Bradford
*Principal Accounting
  and Financial Officer

/s/ Michael V. Shustek            Chairman of the Board, Chief Executive     March 31, 2001
----------------------            Officer and Director
Michael V. Shustek
*Principal Executive
  Officer

/s/ Stephen J. Byrne              Chief Operations Officer and Director      March 31, 2001
--------------------
Stephen J. Byrne

/s/ ROBERT J. AALBERTS            Director                                   March 31, 2001
-----------------------------
Robert J. Aalberts


/s/ JOHN E. DAWSON                Director                                   March 31, 2001
-----------------------------
John E. Dawson


/s/ ROBERT L. FORBUSS             Director                                   March 31, 2001
-----------------------------
Robert L. Forbuss


/s/ ROBERT A. GROESBECK           Director                                   March 31, 2001
-----------------------------
Robert A. Groesbeck


/s/                               Director                                   March 31, 2001
-----------------------------
James Walsh

                                  EXHIBIT INDEX

The following documents are incorporated herein by reference:

                                                                            PAGE NUMBER
EXHIBIT                                                                      AND FILING
NUMBER       DESCRIPTION                                                       METHOD
------       -----------                                                       ------
2.1          Agreement and Plan of Reorganization among the Company,              *
             Capsource, Inc. and Stephen J. Byrne, dated as of April 9,
             1999

2.2          Asset Acquisition Agreement between the Company and Del Mar          *
             Holdings, Inc., dated as of April 9, 1999

2.3          Asset Acquisition Agreement between the Company and Del Mar          *
             Mortgage, Inc., dated as of April 9, 1999

2.4          Agreement and Plan of Reorganization among the Company,             **
             L. L. Bradford & Company and the shareholders of L. L.
             Bradford & Company, dated March 31, 2000

3.1          Certificate of Incorporation                                        ***

3.2          By-laws                                                             ***

10.1         Employment Agreement between Del Mar Mortgage, Inc. and            ****
             Steve Byrne, dated November 3, 1998

10.2         Transition Agreement between Del Mar Mortgage, Inc. and            ****
             Capsource, Inc., dated April 27, 1999, and First Amendment to said Transition Agreement, dated April 27, 1999

10.3         Employment Agreement between Del Mar Mortgage, Inc. and            ****
             Mike Whiteaker, dated May 3, 1999

10.4         The 2000 Stock Option Plan of Sunderland Corporation               ****

10.5         Employment Agreement between the Company and Michael               ****
             Shustek, dated December 1, 1999

                                                                            PAGE NUMBER
EXHIBIT                                                                      AND FILING
NUMBER       DESCRIPTION                                                       METHOD
------       -----------                                                       ------
10.6         Employment Agreement between the Company and Ira Levine,       Filed herewith as Exhibit 10.6
             dated September 1, 2000

10.7         Third Amended and Restated Operating Agreement of DM              *****
             Mortgage Investors, LLC ("DM") among DM, Vestin Mortgage,
             Inc. and other members of DM, dated as of November 2, 2000

16.1         Letter on Changes in Company's Certifying Accountant              ******

21.1         List of Subsidiaries                                           Filed herewith as Exhibit 21.1

24.1         Power of Attorney                                              Filed herewith on page 48.

-----------------

* Previously filed by the Company on Form 8-K, filed with the Commission on May 4, 1999, File No. 000-24803

** Previously filed by the Company on Form 8-K, filed with the Commission on April 14, 2000, File No. 000-24803

*** Previously filed by the Company on its registration statement on Form 10-SBA, filed with the Commission on August 13, 1998, File No. 000-24803

**** Previously filed by the Company on its annual report for the fiscal year 1999 on Form 10-K, filed with the Commission on March 31, 2000, File No. 000-24803

***** Previously filed by DM on DM's prospectus on Form 424B5, filed with the Commission on November 15, 2000, File No. 333-32800

****** Previously filed by the Company on Form 8-K, filed with the Commission on December 17, 1999, File No. 000-24803