Form 10KSB/A
period 2000-12-31
VESTIN GROUP INC
filed 2001-04-30
CIK 1068132

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year. $15,352,667

        As of March 14, 2001, there were 6,189,270 shares of the issuer's common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on March 14, 2001 was approximately $12,032,812.

                       DOCUMENTS INCORPORATED BY REFERENCE

        None

Transitional Small Business Disclosure Format (check one):  Yes ____ No [X]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:


NAME                           AGE                       TITLE
----                           ---                       -----
Michael V. Shustek .........   42      Chairman of the Board, Chief Executive Officer and
                                       Director
Lance K. Bradford...........   34      President, Chief Financial Officer, Treasurer and
                                       Director
Ira S. Levine ..............   40      Executive Vice President of Legal and Corporate
                                       Affairs and Secretary
Stephen J. Byrne ...........   44      Chief Operations Officer and Director
Michael J. Whiteaker .......   51      Vice President of Regulatory Affairs
Robert J. Aalberts .........   50      Director
John E. Dawson .............   43      Director
Robert L. Forbuss ..........   52      Director
Robert A. Groesbeck ........   40      Director
James C. Walsh .............   60      Director


The directors of the Company hold office until the next annual meeting of shareholders or period of one year. The last annual meeting of the Company's stockholders was June 23, 2000.

The principal occupation and business experience for each of the Company's officers, directors and key employees, for at least the last five years, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of the Company since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage Inc. ("Del Mar Mortgage"), and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek founded Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On November 9, 1998, the State of Nevada, Department of Business and Industry, Financial Institutions Division (the "Division") and Del Mar Mortgage, which is owned by Mr. Shustek, settled allegations of noncompliance brought by the Financial Institutions Division. Del Mar Mortgage neither admitted nor denied the Division's allegations. On February 11, 1999, the Division issued an order against Del Mar Mortgage, which alleged violations of the Nevada regulatory statutes and established a conservator to oversee Del Mar Mortgage's operations. On February 16, 1999, Del Mar Mortgage sued the Division, contesting the order. On March 26, 1999, Del Mar Mortgage and the Division entered into a stipulated court order that effectively superceded the November 1998 agreement. The stipulated court order also vacated the Division's order and removed the conservator. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable law in all advertisements, solicitations of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Mortgage and the Company, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the stipulation. Del Mar Mortgage also paid an additional $20,000 to the Division under the November 1998 agreement, in addition to the $30,000 Del Mar Mortgage had paid prior to February.

Stephen J. Byrne has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of the Company since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of the Company since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999-2000, Mr. Byrne also served as the President of the Company. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Vestin Mortgage which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo Bank and of its predecessor First Interstate Bank of Nevada. Mr. Byrne served in various capacities with First Interstate Bank, including Manager of the Diversified Asset Group based in Las Vegas and the commercial Diversified Asset Group in Houston, Texas. Mr. Byrne received a Bachelor of Science degree in Business Administration from Hastings College, Hastings, Nebraska.

Ira S. Levine has been the Executive Vice President of Legal and Corporate Affairs since September 2000. Mr. Levine has also been the Corporate Secretary of the Company since January 2001. Mr. Levine received his BS in Business Administration specializing in accounting from the University of Nevada in 1982, his Juris Doctor from Pepperdine University School of Law in 1985 and his Masters of Legal Letters in Taxation from New York University in 1986. Mr. Levine is a member of the state bars of both Nevada and California. Since 1997, Mr. Levine has been a partner in the law firm of Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP. Prior to that time, he was a shareholder in the law firm of Levine, McBride & Garfinkel, LLP. From 1995 to 1997, Mr. Levine practiced law with Streich Lang, LLP. Prior to 1995, Mr. Levine was senior vice president, secretary and general counsel of United Gaming, Inc. now known as Alliance Gaming, Inc. Mr. Levine started his legal career with the law firm of McKenna, Conner & Cuneo in Los Angeles, CA.

Peggy S. May, age 32, has been with the Company since September 1995, and has been the President of Vestin Mortgage since January 2001. From 1997 to 2000, Ms. May served as the Senior Vice President of Vestin Mortgage. She is responsible for all new and existing clients and loan packages, manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending.

Lance K. Bradford has served as the President of the Company since January 2001. In addition, Mr. Bradford has been a director, Treasurer and Secretary of Vestin Mortgage and the Chief Financial Officer, Treasurer, and a director of the Company since April 1999. From 1999 to 2000, Mr. Bradford was also the Corporate Secretary of the Company. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

Stephen A. Schneider, age 54, has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of the Company. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank's business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank's business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He will assist in the creation of the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Michael J. Whiteaker has been Vice President of Regulatory Affairs since May 14, 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada -- from 1982 to 1999 -- as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

Paul R. Connaghan, age 40, has been the general counsel of Vestin Mortgage since May 1999. Mr. Connaghan handles collections, litigation, due diligence, transactional and underwriting matters as well as general company management. From 1998 to 1999, Mr. Connaghan worked as in-house counsel for Allstate Insurance. In 1992, Mr. Connaghan started his own law practice, focusing on real estate law. Prior to that, Mr. Connaghan worked in the law firm of Beckley, Singleton, DeLanoy, Jemison & List. Mr. Connaghan began his legal career at Wright, Stewart & Judd in Las Vegas, Nevada. Mr. Connaghan graduated cum laude from Boston College in 1983 and received his Juris Doctor from the University of Wyoming College of Law in 1987. Mr. Connaghan is licensed to practice law in both Nevada and Colorado.

Robert J. Aalberts has been a director of the Company since April 1999. Since 1991, Mr. Aalberts has held the Ernst Lied Professor of Legal Studies professorship at the University of Nevada, Las Vegas. From 1984 to 1991, Mr. Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Mr. Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; and he is the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Mr. Aalberts received his Juris Doctor from Loyola University, in New Orleans, Louisiana and received a Master of Arts from the University of Missouri. He is a member of the State Bar of Louisiana.

John E. Dawson has been a director of the Company since March 2000. Since 1995, Mr. Dawson has been a partner at the law firm of Marquis & Aurbach. Before joining Marquis & Aurbach, Mr. Dawson was affiliated with the law firm of Jeffrey L. Burr & Associates. Mr. Dawson co-authored the Asset Protection Guidebook for Attorneys and Accountants and has presented seminars on asset protection. Mr. Dawson received his Bachelor's Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law

(L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Robert L. Forbuss has been a director of the Company since March 2000. Since February 1999, Mr. Forbuss has been the President of Strategic Alliances, a business and government affairs consulting organization. From March 1998 through February 1999, he was the President of Medical Transportation of America. From February 1997 to March 1998, Mr. Forbuss was the Chief Executive Officer of the Southwest Division of American Medical Response. From March 1994 to February 1997, he was Senior Vice President of Laidlaw Medical Transportation, which had acquired Mercy Medical Services, Inc., a company that Mr. Forbuss founded, owned and managed for 22 years. The latter four companies are all in the business of providing emergency ambulance and transportation services. Mr. Forbuss received his Bachelor of Arts in Public Administration and Political Science from the University of California at Long Beach, California.

Robert A. Groesbeck has been a director of the Company since August 2000. Mr. Groesbeck received his Bachelor of Arts in Criminal Justice from the University of Nevada in 1985, his Juris Doctor from Thomas S. Cooley School of Law in 1990 and his Masters of Business Administration from National University in 1993. Mr. Groesbeck is the founder of Home Works, a full service home services company. From 1994 to June 2000, Mr. Groesbeck was the General Counsel of Republic Silver State Disposal, Inc. From 1993 to 1997, Mr. Groesbeck was the Mayor of Henderson, Nevada. Mr. Groesbeck currently serves on numerous charitable boards.

James C. Walsh has been a director of the Company since January 2001. Mr. Walsh has practiced law in New York City since 1966, after receiving his law degree from the University of Alabama. Mr. Walsh specializes in the representation of professional athletes and entertainers. Mr. Walsh has been the exclusive attorney, agent and business manager of Joe Namath since 1969. Mr. Walsh is a member of the New York and Louisiana Bar Association.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCES

     Section 16(a) of the Exchange Act requires the Company's directors, officers and persons beneficially owning more than 10% of the Company's outstanding Common Stock to file reports of ownership and changes in ownership with the SEC within specified time periods. Such officers, directors and stockholders are also required to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with during the fiscal year ended December 31, 2000, except that Ira S. Levine failed to file a Form 3 within the required timeframe and none of the officers or directors have disclosed their receipt on October 31, 2000 of options to purchase the Company's Common Stock. Mr. Levine has not purchased or sold any of his shares of the Company's Common Stock since becoming an executive officer and none of the optionees has purchased or sold any of their shares since the date of their option grants.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal year ended December 31, 2000 to the Company and Vestin Mortgage's Chief Executive Officers and the next most highly compensated executive officers whose compensation for the fiscal year ended December 31, 2000 exceeded $100,000. No other executive officer received compensation in excess of $100,000 for fiscal year ended December 31, 2000 from either the Company or Vestin Mortgage.

                           Summary Compensation Table

                                                                                                    LONG TERM
                                                                                                  COMPENSATION
                                                            ANNUAL                            ----------------------
                                                         COMPENSATION                               ALL OTHER
                                         ---------------------------------------------        ----------------------
NAME AND POSITION                        YEAR     SALARY($)     BONUS($)         OTHER        AWARDS    COMPENSATION
-----------------                        ----     ---------     --------         -----        ------    ------------
Michael V. Shustek ................      2000      844,500       40,000            0            0            0
 Chief Executive Officer of
  the Company
Stephen J. Byrne ..................      2000      223,535      142,081            0            0            0
 Chief Executive Officer of
  Vestin Mortgage
Lance K. Bradford .................      2000      228,994            0            0            0            0
 President of the Company
Peggy S. May ......................      2000      118,800       13,500            0            0            0
 President of Vestin Mortgage

The compensation above for each of Messrs. Shustek and Byrne includes compensation for services rendered to Vestin Mortgage and other affiliates of the Company. Of the amounts set forth above, Mr. Shustek received $360,000 of his total compensation for services rendered to Vestin Mortgage, and Mr. Byrne received $286,515 of his total compensation for services rendered to Vestin Mortgage. Ms. May provided services to and received her compensation directly from Vestin Mortgage.

The following Option/SAR Grants Table sets forth the individual grants of stock options made in fiscal 2000 to the Company and Vestin Mortgage's Chief Executive Officers and the next most highly compensated executive officers named in the Summary Compensation Chart above.

                    Option/SAR Grants in the Last Fiscal Year
                               (Individual Grants)

-------------------------------------------------------------------------------------------------
                          NUMBER OF      PERCENT OF TOTAL
                         SECURITIES        OPTIONS/SARS
                         UNDERLYING         GRANTED TO
                        OPTIONS/SARS       EMPLOYEES IN     EXERCISE OR BASE      EXPIRATION
        NAME             GRANTED (#)       FISCAL 2000        PRICE ($/SH)           DATE
-------------------------------------------------------------------------------------------------
Michael V. Shustek         500,000            51.9%                $4              10/31/10
-------------------------------------------------------------------------------------------------
Stephen J. Byrne           100,000            10.4%                $4              10/31/10
-------------------------------------------------------------------------------------------------
Lance K. Bradford             0                  0                  0                  0
-------------------------------------------------------------------------------------------------
Peggy S. May               10,000              1.0%                $4              10/31/10
-------------------------------------------------------------------------------------------------

The Company's employees receive no extra pay for serving as directors. Each non-employee director receives $1,500 per monthly meeting, which includes personal attendance at one monthly board meeting. Each outside director receives options to acquire up to 15,000 shares of the Company's Common Stock at the then fair market value on the later of the date the non-employee director is elected to the Board or the date the option is approved by the Company's stockholders and the underlying shares of Common Stock are registered. The Company provides directors' and officers' liability insurance of $5,000,000 and also has agreed to indemnify each director to the fullest extent of Delaware law.

Michael V. Shustek entered into an Employment Agreement with the Company in December, 1999 to document his position as Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Shustek shall receive a minimum annual salary of $720,000 and such additional salary as the Board of Directors deems appropriate. Mr. Shustek shall also receive an automobile and a living allowance in the amount of $1,000 per month during the term of the agreement. The agreement additionally provides that Mr. Shustek is to receive a minimum of 200,000 shares pursuant to the Company's 2000 Stock Option Plan and warrants to purchase 50,000 shares of the Company's Common Stock. The agreement terminates on November 30, 2002, but will continue for successive one year periods unless either the Company or Mr. Shustek provides thirty days notice.

On November 3, 1998, Stephen J. Byrne entered into an Employment Agreement with Del Mar Mortgage to serve as its Chief Loan Officer for the operation of the mortgage broker business in the State of Nevada. The terms of such employment include an annual salary of $60,000 and such additional salary as the Board of Directors deems appropriate. The agreement also provides for a commission/incentive plan whereby Mr. Byrne shall receive monthly payments of three eighths of one percent (0.375%) in the event the monthly Nevada loan volume equals or exceeds $3,000,000. The agreement is terminable by either Vestin Group (formerly known as Del Mar Mortgage) or Mr. Byrne with thirty days notice.

Lance K. Bradford entered into an Employment Agreement with the Company on April 1, 2000 to serve as Chief Financial Officer of the Company. Pursuant to the agreement, Mr. Bradford shall receive an annual salary of $296,000 and such additional salary as the Board of Directors deems appropriate. Mr. Bradford shall also receive an automobile and a living allowance in the amount of $1,000 per month during the term of the agreement. The agreement terminates March 31, 2003 but will continue for successive one year periods unless either the Company or Mr. Bradford provides thirty days notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all officers and directors of the Company as of March 31, 2001. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.



                                                                                                                PERCENT OF
                                                                                                               COMMON STOCK
                                                                               COMMON STOCK                    BENEFICIALLY
         NAME                                                                BENEFICIALLY OWNED                  OWNED(1)
         ----                                                                ------------------                  --------
         Michael V. Shustek, Chairman and Chief Executive
         Officer and Director                                                    3,770,000(2)                       56.4%
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Stephen J. Byrne, Chief Operations Officer and
         Director; Chief Executive Officer of Vestin Mortgage                      130,200(3)                        2.0%
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Ira S. Levine, Executive Vice President of Legal and                       75,100(4)                        1.2%
         Corporate Affairs and Corporate Secretary
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Peggy S. May, President of Vestin Mortgage                                 50,200(5)                          *
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Lance K. Bradford, President, Chief Financial                              30,000(6)                          *
         Officer, Treasurer and
         Director
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Stephen A. Schneider, Vice President of Vestin Mortgage                        --                             *
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Michael J. Whiteaker, Vice President of Regulatory                         16,867(7)                          *
         Affairs
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Robert J. Aalberts, Director                                                6,000(8)                          *
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Robert W. Fine                                                            400,000                           6.5%
         28880 Trenton Court


                                                                                                                PERCENT OF
                                                                                                               COMMON STOCK
                                                                               COMMON STOCK                    BENEFICIALLY
         NAME                                                                BENEFICIALLY OWNED                  OWNED(1)
         ----                                                                ------------------                  --------
         Bonita Springs, Florida 34134

         John E. Dawson, Esq., Director                                             13,200(9)                          *
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Robert L. Forbuss, Director                                                 5,000(10)                         *
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         Robert A. Groesbeck, Director                                               5,000(11)                         *
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         James C. Walsh, Director                                                1,200,000(12)                      16.2%
         2901 El Camino Avenue, Suite 206
         Las Vegas, Nevada 89102

         All directors and executive officers as a group (12 persons)            5,301,567(13)                      65.3%



* Less than 1%

(1)  Based upon 6,189,270 shares outstanding on March 31, 2001.

(2)  Includes warrants to purchase up to 500,000 shares of Common Stock.

(3)  Includes options to purchase up to 100,000 shares of Common Stock.

(4)  Includes options to purchase up 75,000 shares of Common Stock.

(5)  Includes options to purchase up to 10,000 shares of Common Stock.

(6) Mr. Bradford's share ownership decreased from 350,000 (fiscal 1999) to 30,000 (fiscal 2000) as a result of the divestiture of L.L. Bradford & Company.

(7)  Includes options to purchase up to 16,667 shares of Common Stock.

(8)  Includes options to purchase up to 5,000 shares of Common Stock.

(9)  Includes options to purchase up to 5,000 shares of Common Stock.

(10) Includes options to purchase up to 5,000 shares of Common Stock.

(11) Includes options to purchase up to 5,000 shares of Common Stock.

(12) Includes warrants to purchase up to 1.2 million shares of Common Stock granted to Planned Licensing, Inc. ("PLI"). Mr. Walsh has a majority equity interest in PLI.

(13) Includes warrants and options to purchase up to 1,921,667 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 27, 1999, the Company entered into a non-renewable transition agreement (the "Agreement") with Del Mar Mortgage, a company wholly owned by Mr. Shustek. The Agreement required the Company to pay Del Mar Mortgage 25% of loan origination fees earned from April 27, 1999 through October 26, 1999 and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also required the Company to remit to Del Mar Mortgage all future loan servicing and extension fees recognized on loans placed by the Company prior to April 27, 1999. The Agreement terminated on April 26, 2000. The Company incurred $286,580 and $2,597,641 in fees related to the Agreement for the years ended December 31, 2000 and 1999.

The Company has entered into loan agreements with Mr. Shustek and affiliated companies. As of December 31, 2000, the Company was due $331,862 from Mr. Shustek and $13,243 from his affiliates. These balances bear no interest and are due on demand.

Kevin Bradford, an employee of the Company, issued the Company a promissory note for $250,964 on April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at the rate of 10%. Interest only payments are made on a semi-annual basis with the principal along with any accrued interest due as a lump sum on the date of maturity.

On December 31, 2000, the Company owed $196,614 to Del Mar Mortgage Investors, LLC in placement fees. This balance bears no interest and is due on demand.

In February 2000, the Company acquired L.L. Bradford & Company ("LLB"), an entity majority owned by Mr. Bradford. In December 2000, the Company divested itself of LLB. Pursuant to this divestiture, the Company was due $2,290 from LLB and owed LLB $40,224, as of December 31, 2000. The Company also paid $150,000 in fees for accounting services performed by LLB for each of the two fiscal years ending December 31, 2000 and 1999.

The Company is the manager of DM, a company primarily engaged in the business of mortgage lending. The Company's investment in DM is approximately $1,030,000 and is less than 5% of DM's equity. Under the management agreement, the Company is entitled to receive a management fee of up to 0.25% of the aggregate capital contributions, paid monthly in arrears and up to 3.0% of the selling proceeds for reselling properties foreclosed upon. During the year ended December 31, 2000, the Company received approximately $25,000 in management fees. The Company will also receive from the borrowers of DM in the form of loan evaluation and processing fees, loan placement fees, servicing fees and extension fees. Total fees received by the Company from the borrowers were approximately $4,700,000 for the year ended December 31, 2000.

The Company has an investment in Creditmart.com of $150,000. The President of Creditmart.com is a stockholder and former Director of the Company. The Company also guarantees a sub-lease of office space for Creditmart.com. The President of Creditmart.com has pledged the Company 50,000 shares of his common stock in the Company as collateral for the guarantee. The sub-lease agreement calls for monthly payments of approximately $14,400 and continues until June 2002.

The Company's Executive Vice President of Legal and Corporate Affairs and Corporate Secretary, Ira Levine, is a partner in the law firm of Berkley, Gordon, Levine, Goldstein &

Garfinkel, LLP. For fiscal 2000, the Company paid Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP approximately $97,000 for legal services rendered to the Company.

The President, Chief Financial Officer and Treasurer of the Company, Lance Bradford, is a majority owner of L.L. Bradford & Company. In fiscal 2000, the Company paid L.L. Bradford & Company about $150,000 for accounting services rendered to the Company.

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

Dated:  April 30, 2001

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

10.3         Employment Agreement between Del Mar Mortgage, Inc. and            ****
             Mike Whiteaker, dated May 3, 1999

10.4         The 2000 Stock Option Plan of Sunderland Corporation               ****

10.5         Employment Agreement between the Company and Michael               ****
             Shustek, dated December 1, 1999

                                                                            PAGE NUMBER
EXHIBIT                                                                      AND FILING
NUMBER       DESCRIPTION                                                       METHOD
------       -----------                                                       ------
10.6         Employment Agreement between the Company and Ira S. Levine,       *******
             dated September 1, 2000

10.7         Third Amended and Restated Operating Agreement of DM              *****
             Mortgage Investors, LLC ("DM") among DM, Vestin Mortgage,
             Inc. and other members of DM, dated as of November 2, 2000

10.8         Employment Agreement between the Company and Lance K. Bradford,   filed herewith
             dated April 1, 2000                                               as Exhibit 10.8

16.1         Letter on Changes in Company's Certifying Accountant              ******

21.1         List of Subsidiaries                                              *******

24.1         Power of Attorney                                                 *******

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

****** Previously filed by the Company on Form 8-K, filed with the Commission on December 17, 1999, File No. 000-24803

******* Previously filed by the Company on Form 10-KSB, filed with the Commission on April 2, 2001, File No. 000-24803