Form 10QSB
period 2001-03-31
VESTIN GROUP INC
filed 2001-05-15
CIK 1068132

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _________________

                        COMMISSION FILE NUMBER 000-24803

                               VESTIN GROUP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    52-2102142
     ------------------------------                    -------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

            2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
        -----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 227-0965
                    -----------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2001:

6,989,270 Shares of Common Stock

                               VESTIN GROUP, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements                                         Page No.
                                                                        --------
           Consolidated Balance Sheet                                       1
           Consolidated Statements of Operations                            2
           Consolidated Statements of Cash Flows                            3
           Notes to Consolidated Financial Statements                       4

Item 2.    Management's Discussions and Analysis                            5

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               12

Item 2.    Changes in Securities and Use of Proceeds                       12

Item 3.    Defaults Upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                 13

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS

                                                                          March 31,
                                                                            2001
                                                                        ------------
Assets
  Cash                                                                  $    601,213
  Accounts receivable                                                      3,087,883
  Due from stockholder                                                       333,203
  Due from affiliate                                                          21,570
  Notes receivable                                                         1,063,464
  Investments in marketable securities, available for sale                    31,297
  Investments in mortgage loans on real estate                             5,853,651
  Other investments                                                        2,019,648
  Deferred tax asset                                                         455,005
  Property and equipment, net                                                240,374
  Other assets, net                                                           87,724
                                                                        ------------

    Total assets                                                        $ 13,795,032
                                                                        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                      $    721,905
  Accrued expenses                                                           145,454
  Income taxes payable                                                     1,680,012
  Due to related party                                                       154,457
  Notes payable                                                            2,450,000
  Lines of credit                                                            850,000
                                                                        ------------
    Total liabilities                                                      6,001,828
Commitments and contingencies                                                     --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares authorized;
     no shares issued                                                             --
  Common stock, $.0001 par value; 100 million shares authorized;
    6,989,270 shares issued and outstanding                                      699
  Treasury stock, at cost, 892,016 shares                                   (352,016)
  Additional paid-in capital                                               1,972,193
  Retained earnings                                                        6,332,361
  Accumulated other comprehensive loss                                      (160,033)
                                                                        ------------
    Total stockholders' equity                                             7,793,204
                                                                        ------------

Total liabilities and stockholders' equity                              $ 13,795,032
                                                                        ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                         March 31,
                                                              -----------------------------
                                                                 2001              2000
                                                              -----------       -----------
Revenues
 Loan placement and related fees                              $ 3,716,068       $ 2,558,454
 Interest income                                                  209,422           233,333
 Other income                                                      60,587            13,781
                                                              -----------       -----------
 Total revenues                                                 3,986,077         2,805,568

Operating expenses
 Sales and marketing                                            1,817,588           650,608
 General and administrative                                     2,757,094         1,064,061
 Interest expenses                                                130,723            26,057
                                                              -----------       -----------
  Total operating expenses                                      4,705,405         1,740,726

Income (loss) from continuing operations before
 provision for income taxes                                      (719,328)        1,064,842

Provision for income taxes                                       (244,572)          362,046
                                                              -----------       -----------

Net income (loss) from continuing operations                     (474,756)          702,796
                                                              -----------       -----------

Discontinued Operations
 Income from discontinued operations -- Financial
  Service Division, net of income taxes of $-0-and $69,821             --           135,534
                                                              -----------       -----------

Net income (loss)                                             $  (474,756)      $   838,330
                                                              ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE -- BASIC AND DILUTED

Income from continuing operations                             $      (.07)      $       .10
                                                              ===========       ===========

Income from discontinued operations                           $        --       $       .02
                                                              ===========       ===========

Net Income                                                    $      (.07)      $       .12
                                                              ===========       ===========

Weighted average number of common
 shares used in per share calculation -- basic                  6,943,103         6,989,270
                                                              ===========       ===========

Weighted average number of common
 shares used in per share calculation -- diluted                8,971,570         6,989,270
                                                              ===========       ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                          -----------------------------
                                                             2001              2000
                                                          -----------       -----------
Cash flows from operating activities:
 Net income (loss)                                        $  (474,756)      $   838,330
 Less net income from discontinued operations                      --           135,534
                                                          -----------       -----------
 Income (loss) from continuing operations                    (474,756)          702,796
 Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
   Depreciation and amortization                               11,820             2,558
   Expenses related to warrants granted                       232,074                --
 Changes in operating assets and liabilities:
   Increase in accounts receivable                           (648,852)         (265,058)
   Increase in deferred tax assets                           (244,572)               --
   Increase in other assets                                   (52,159)         (205,397)
   Increase in due from stockholder and affiliate              (7,378)         (168,844)
   Increase (decrease) in accounts payable and
     accrued expenses                                         105,798          (255,297)
   Decrease in due to related party                           (49,542)         (189,966)
   Increase (decrease) in income taxes payable               (500,000)          162,046
                                                          -----------       -----------
     Net cash used by operating activities                 (1,627,567)         (217,162)
                                                          -----------       -----------

 Cash flows from investing activities:
   Cash outlay for property and equipment                     (67,511)          (10,728)
   Payments received on notes receivable                      236,500            30,903
   Cash outlay for other investments                         (477,411)          118,815
   Purchase of mortgage loans on real estate               (4,168,887)       (9,111,972)
   Sale of mortgage loans on real estate                    3,803,974         9,829,664)
   Purchase of investments in marketable securities           (16,030)          (92,907)
   Increase in real estate held for sale                           --           (13,707)
                                                          -----------       -----------
     Net cash provided (used) by investing activities        (689,365)          750,068
                                                          -----------       -----------

 Cash flows from financing activities:
   Distribution to the stockholders                                --           (60,034)
   Purchase of Treasury Stock                                (340,710)               --
   Net advances (payments) on notes payable
     and lines of credit                                    2,210,000          (960,161)
                                                          -----------       -----------
     Net cash provided (used) by financing activities       1,869,290        (1,020,195)
                                                          -----------       -----------

   Net cash used in continuing operations                    (447,642)         (487,289)

   Net cash provided by discontinued operations                    --            60,834

   Cash-beginning balance                                   1,048,855         1,093,045
                                                          -----------       -----------

   Cash-ending balance                                    $   601,213       $   666,590
                                                          ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                             2001              2000
                                                          -----------       -----------
     Cash paid for federal income taxes                       500,000                --
     Cash paid for interest                                   130,723                --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 15, 2000, 10,300 shares of common stock were issued to acquire all of the outstanding shares of Vestin Capital, Inc.

On March 31, 2000, 800,000 shares of common stock were issued to acquire all of the outstanding shares of L.L. Bradford & Company.

On January 31, 2000, 17,700 shares of common stock were issued to acquire all of the outstanding shares of Vestin Mortgage Advisors, Inc.

During January 2001, the Company sold real estate investments totaling $896,000 in exchange for a note receivable.

During January 2001, the Company divested its subsidiary, L.L. Bradford & Company, to the original shareholders of L.L. Bradford and Company in exchange for 800,000 shares of the Company's common stock.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB and 10-KSB/A for the year ended December 31, 2000 of Vestin Group, Inc. ("Vestin" or "the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 -- OTHER INVESTMENTS

In August 2000, the Securities Exchange Commissions (SEC), declared effective the registration statement of DM Mortgage Investors, LLC ("DM" or "the Fund") under which it will offer up to 10,000,000 units at $10 per unit. The Fund will invest in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the managing member of the Fund. As of March 31, 2001, Vestin's investment in the Fund approximated $1,163,000 which is included as other investments totaling $2,019,648. Vestin Mortgage, Inc., as the managing member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to the Fund which will be paid by the Fund. Vestin Mortgage, Inc. has received management fees approximating $32,000 for the three months ended March 31, 2001.

In addition, as of March 31, 2001, other investments consisted of $277,939 in another fund which is in organization and which intends to have business objectives similar to DM and which will be managed by the Company; $328,500 in prepaidadvisors.com (a company in which the Company's president is an officer); and $150,000 in creditmart.com (the president of creditmart.com is a shareholder and former director of the Company).

NOTE 3 -- DUE FROM STOCKHOLDER

As of March 31, 2001, due from stockholder of approximately $333,000 consists of advances made to an officer and director of the Company. Amount due from stockholder is non-interest bearing and due on demand.

NOTE 4 -- CONSULTING AGREEEMENT

In January 2001, the Company consummated a Consulting Agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 54.51%,risk-free interest rate of 5.77% and an expected holding period of 5 years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement.

For the three months ended March 31, 2001, the Company has expensed $483,000 related to the Consulting Agreement, including $233,000 related to the warrants granted.

NOTE 5 -- NOTES PAYABLE

As of March 31, 2001, notes payable consist of a short-term promissory note totaling $1,500,000 due April 2, 2001, interest at 14% annually; and promissory notes totaling $950,000 to various private investors, due on demand, interest of 12.75% annually. On April 2, 2001, the $1,500,000 note was repaid in full.

NOTE 6 -- DIVESTITURES OF L.L. BRADFORD & COMPANY

On March 31, 2000, the Company consummated a merger with L.L. Bradford & Company acquiring all of LLB's capital stock in exchange for 800,000 shares of the Company's common stock. LLB operates as a certified public accounting and consulting practice in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of the Company's change in business focus in December 2000, the Company consummated a Purchase Agreement on January 1, 2001 with the former shareholders of LLB, whereby, the Company repurchased the 800,000 shares of its common stock originally issued to the former shareholders of LLB and divested itself of LLB. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29. The repurchase was considered to be a distribution of nonmonetary assets to the former shareholders of LLB, whereby the rescission of prior business combination was based on the historical cost of the nonmonetary assets distributed and no gain or loss was recognized. The repurchase of the 800,000 shares is recorded as Treasury Stock at book value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Background

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

In April 2000, Vestin Group acquired Vestin Capital, Inc., formerly DM Financial Services, Inc., a registered broker-dealer in 49 states ("Vestin Capital"). Vestin Group also acquired DM Mortgage Advisors, Inc., an Arizona based mortgage funding business which has changed its name to Vestin Mortgage Advisors ("VM Advisors"), in exchange for Vestin Group's Common Stock in December 1999. Both Vestin Capital and VM Advisors were wholly owned by Michael Shustek, who received 10,300 shares of Vestin Group's Common Stock for Vestin Capital, and 17,700 shares of Vestin Group's Common Stock for VM Advisors in connection with the acquisitions.

Vestin Mortgage serves as the manager of DM Mortgage Investors, LLC, a Nevada limited liability company ("DM"), which was organized to invest in mortgage loans. As of March 31, 2001, DM had raised approximately $62 million from the sale of units registered under a registration statement on Form S-11. The Company is also organizing a second limited liability company to invest in mortgage loans. The second company has filed a registration statement on Form S-11 with the Securities Exchange Commission with respect to the proposed issuance of up to $500,000,000 of its units. The registration statement has not been declared effective by the Securities Exchange Commission and the second company has not commenced operations.

The Company

The Company is primarily engaged in the commercial mortgage brokerage business. The Company arranges loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, the Company focuses on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, the Company will typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.

Management of DM

Vestin Mortgage is the Manager of DM. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which DM will invest and makes all investment decisions for DM. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for DM. Vestin Mortgage may receive an annual management fee from DM of up to 0.25% of the aggregate capital contributions to DM. Vestin Mortgage may, in its sole discretion, waive its management fee. For the quarter ended March 31, 2001, Vestin Mortgage received management fees of approximately $32,000 from DM. As of the same date, Vestin Mortgage received approximately 84,000 units in DM for cash and expenses paid by Vestin Mortgage to unaffiliated third parties in connection with the offering of units in DM. Vestin Mortgage's ownership in DM represents approximately 1.3% of the outstanding amount of units as of March 31, 2001.

Financial Review

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended March 31, 2001 and 2000. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

The historical operations of the Company for the quarters ended March 31, 2001, and March 31, 2000 are analyzed as follows:

REVENUE

The Company reported total revenues of approximately $3,986,077 for the three month period ended March 31, 2001, an increase from $2,805,568 for the three month period ended March 31, 2000. The Company derived approximately 93% and 95% of its revenue in the quarters ended March 31, 2001 and 2000, respectively, from its mortgage brokerage operations. Approximately 5% and 4% of the Company's total revenue was generated by investments in mortgage loans for the quarters ended March 31, 2001 and 2000.

The Company placed approximately $45.0 million and $29.1 million loans during the three month periods ended March 31, 2001, and 2000, respectively. The Company uses funds from individual investors, DM and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans.

The revenues generated by the Company's mortgage brokerage operations for the three month periods ended March 31, 2001 and 2000 are as follows:

                                         % of                       % of
                                         Total                      Total
Type of Revenue            3/31/01       Loans       3/31/00        Loans
                         ----------      -----      ----------      -----
Loan placement fees      $1,640,000        3.6      $1,267,000        4.4

Loan servicing fees      $1,423,000        3.2      $  944,000        3.2

Loan extension fees      $  653,000        1.5      $  347,000        1.2
-------------------------------------------------------------------------

Total                    $3,716,000                 $2,558,000

Loan placement fees are directly related to the size of a particular loan and the creditworthiness of the borrower. Although the overall amount loaned increased approximately 55% in first quarter of 2001, as compared to the first quarter in 2000, average loan placement fees increased only 29% as the quality of borrowers has improved. Average loan placement fees approximated 3.6% for the first quarter of 2001 as compared to 4.4% for the same period in 2000. In addition, the Company made fewer loans with a higher average loan amount. Generally, the Company charges lower placement fees for higher quality, less complicated loans. The Company believes this trend may continue as it does more business with better qualified borrowers.

Loan servicing fees are recorded as revenue when such services are rendered.

Extension fees are recorded as revenue at the extension grant date for a particular loan.

Direct Investment

Approximately 5% and 4% of revenues during the three month periods ended March 31, 2001 and 2000 were derived from investment in mortgage loans. As of March 31, 2001, the Company had approximately $5.9 million invested in mortgage loans. The Company earns additional income from interest earned on monies in its bank deposits.

Geographical Expansion

Although the Company has historically focused its operations in certain Western states, the Company anticipates expanding its operations throughout the U.S. The Company has developed a significant degree of knowledge with respect to the real estate markets in the Western states. Such knowledge is critical to the Company's business as it enables the Company to process loan applications more quickly than many conventional lenders. The Company is able to rapidly process loan applications in large part because the Company's underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company's ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Thus, real estate markets vary greatly from place to place and local knowledge of a real estate market is essential to prudent lending. In order to obtain such local knowledge, the Company intends to engage the services of local real estate brokers and real estate lawyers who are believed to be familiar with the markets into which the Company may expand. It is not possible at this time to predict in which areas the Company will expand or if the Company will be successful in this effort. Any difficulties encountered by the Company in this regard could slow down its expansion plans or could result in the Company placing loans which degrade its historical performance.

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs and commissions. Sales and marketing expenses amounted to approximately 46% and 23% of the Company's total revenues for the three month periods ended March 31, 2001 and 2000, respectively. The increase is primarily related to an increase in advertising costs approximating $1.5 million for the first quarter of 2001, principally on behalf of DM. The increase is a result of the Company's intensive efforts to attract new investors in states such as Florida, Ohio, Oregon, Pennsylvania, Texas, and Arizona. The Company anticipates that its sales and marketing expenses will be substantially lower in future quarters as the initial costs of establishing a presence in certain markets will not be a recurring expense.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to 69% of the total revenues for the first quarter of 2001, an increase from 38% for the first quarter of 2000. The increase is a result of several factors including engaging Joe Namath as a spokesperson for the

Company resulting in $250,000 in additional public relations expenses as well as a $233,000 expense related to issuance of warrants to Joe Namath. The Company has also entered into several other contracts including a consulting agreement for approximately $37,000 per month for consulting on various business matters. The Company also donated approximately $68,000 to charities in the first quarter of 2001.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from continuing operations before provision for income taxes equaled a loss of approximately $0.5 million for the three month period ended March 31, 2001 as compared to income of $1.1 million for the first quarter of 2000.

DISCONTINUED OPERATIONS

On March 31, 2000, the Company consummated a merger with L.L. Bradford & Company acquiring all of LLB's capital stock in exchange for 800,000 shares of the Company's common stock. LLB operates as a certified public accounting and consulting practice in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of the Company's change in business focus in December 2000, the Company consummated a Purchase Agreement on January 1, 2001 with the former shareholders of LLB, whereby, the Company repurchased the 800,000 shares of its common stock originally issued to the former shareholders of LLB and divested itself of LLB. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29. The repurchase was considered to be a distribution of nonmonetary assets to the former shareholders of LLB, whereby the rescission of prior business combination was based on the historical cost of the nonmonetary assets distributed and no gain or loss was recognized. The repurchase of the 800,000 shares is recorded as Treasury Stock at book value. The Consolidated Financial Statements for the first quarter 2000 reflect L.L. Bradford as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of L.L. Bradford have been segregated in the consolidated income statements, and cash flows for the first quarter of 2000. For the first quarter of 2000, discontinued operations generated income of approximately $136,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

At March 31, 2001, the cash flows used by operating activities of the Company approximated $1.6 million or 41% of the Company's total revenue, compared to $0.2 million or 8% during the three month period ended March 31, 2000. Cash used in investing activities approximated $0.7 million or 17% of the Company's revenues during the first fiscal quarter of 2001, compared to cash provided by investing activities approximating $0.8 million or 27% of total revenues during the first quarter of 2000. The decrease in cash in the first quarter of 2001 is primarily due to the increased advertising efforts approximating $1.5 million in order to penetrate new markets as well as engaging Joe Namath as a spokesperson which resulted in a cash outlay of $250,000.

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. During the first quarter of fiscal 2001, the Company incurred an operating loss of approximately $475,000 and a negative cash flow from continuing operations of approximately $477,000. These results were largely a result of a significant increase in (i) marketing, sales and general and administrative expenses incurred in connection with one time efforts to enter certain geographical markets and (ii) the seasonality of the Company's funding operations which tend to be slower in the first quarter of the year. Accordingly, management does not believe that results for the first quarter of 2001 are indicative of results for the balance of the year. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at March 31, 2001, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months. However, no assurances can be given in this regard as continuing liquidity will depend upon an improvement in the Company's operating results.

However, the Company will require additional financing in order to expand its business operations. The Company maintains a $3,000,000 revolving line of credit with a financial institution. There was a balance of $850,000 outstanding on this line of credit as of March 31, 2001. The line of credit is payable in monthly installments of interest only at the prime lending rate plus 1.0% (9% at March 31, 2001) and expires on June 12, 2001. The line of credit is guaranteed by the Company's majority stockholder and is secured by the deeds of trust on the property being advanced against. The line of credit agreement limits payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. The line of credit contains certain covenants, which the Company has complied with or received waivers for as of March 31, 2001.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. Of the approximately $45.0 million of mortgage loans placed by the Company in the three month period ended March 31, 2001, the majority was funded by DM. The company anticipates that the majority of its loans placed in the second quarter of 2001 will be funded by DM. In addition, the Company has generally experienced a high rate of investors choosing to reinvest through the Company after their mortgage loans mature. For the first quarter of 2001, approximately 90% of the individuals who invested through the Company have chosen to reinvest in the loans brokered by the Company. This has provided the Company with a reasonably reliable source of funding for mortgage loans. However, no assurance can be given that the Company will enjoy the same reinvestment rate in the future.

The Company is currently acting as manager of DM, a limited liability company organized to invest in mortgage loans. DM is seeking to raise up to $100,000,000 through a public offering of its units; as of March 31, 2001, DM had raised approximately $61.1 million. The Company is also in the process of organizing a second limited liability company to invest in mortgage loans. That company has filed a registration statement with the SEC seeking to register an offering of up to $500,000,000. The registration statement is not yet effective and the company has not commenced any operations. If these limited liability companies are successful in raising funds, they will provide an additional source of funding for mortgage loans placed by the Company.

The Company's ability to attract investors to acquire interests in mortgage loans, either directly or through the limited liability companies discussed above, depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company's track record and the Company's reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans. These yields may prove more attractive in the near term if equity markets continue to decline.

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

In order to address these issues, the Company has pursued a strategy of: (i) using great care in the selection of mortgage loans in order to maintain its current track record, and (ii) developing additional funding sources such as the Company-managed limited liability companies discussed above. In this manner, the Company is seeking to maintain its access to funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that the Company will be successful in this effort. If its access to funding sources deteriorates for any reason, then the scope of the Company's operations may decline proportionately.

The Company is also exploring additional sources of funding including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

This quarterly report and other written reports and oral statements made from time to time by the Company may contain forward looking statements. Such forward looking statements may be identified by the use of such words as "expects," "plans," "estimates," "forecasts," "projects," "anticipates," "believes" and words of similar meaning. Forward looking statements are likely to address such matters as the Company's business strategy, future operating results, future sources of funding for mortgage loans brokered by the Company, future economic conditions and pending litigation involving the Company. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below.

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

Risks of Underwriting Standards and Procedures.

- The Company's underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

- The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security.

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

- One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, the Company's loan documents permit the Company to raise the interest rate it charges on extended loans anywhere between 3/4% to 3% from the then-current rate on the loan. This creates three risks for the Company:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by the Company's loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans placed by the Company may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm the Company's reputation and may make it more difficult for the Company to attract investors willing to acquire interests in mortgage loans.

Competition for Funds

The ability of the Company to access funds for mortgage loans depends upon the perceived attractiveness of yields on loans placed by the Company, the safety of the underlying investment, the Company's reputation, general economic conditions and real estate market conditions. The Company's principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. The Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that the Company is smaller than many of the full service financial firms offering alternative investment vehicles and has a more limited operating history may be disadvantages in seeking to attract investors.

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

Cash Flow Constraints

During the first fiscal quarter of 2001, the Company experienced a negative cash flow of approximately $447,000 from continuing operations. The Company believes this resulted from a combination of (i) increased marketing, sales and general and administrative expenses incurred largely in connection with the Company's efforts to enter new geographical markets, as well as (ii) the seasonality of the Company's funding operations, which tend to be slower during the first quarter of the year. The Company anticipates an improvement of its performance during the balance of the year. However, if operating results and cash flows do not improve, the Company's liquidity may be impaired. In such event, which management does not anticipate, the Company would be required to obtain additional sources of liquidity and/or reduce the scope of its operations.

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

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

                                                                       Page Number/
Exhibit Number                      Description                       Filing Method
--------------                      -----------                       -------------
     2.1         Agreement and Plan of Reorganization among the             *
                 Company, Capsource, Inc. and Stephen J. Byrne,
                 dated as of April 9, 1999
     2.2         Asset Acquisition Agreement between the Company            *
                 and Del Mar Holdings, Inc., dated as of April 9,
                 1999
     2.3         Asset Acquisition Agreement between the Company            *
                 and Del Mar Mortgage, Inc., dated as of April 9,
                 1999
     2.4         Agreement and Plan of Reorganization among the             **
                 Company, L. L. Bradford & Company and the
                 Shareholders of L. L. Bradford & Company, dated
                 March 31, 2000
     3.1         Certificate of Incorporation                              ***
     3.2         By-laws                                                   ***
     10.1        Employment Agreement between Del Mar Mortgage,            ***
                 Inc. and Steve Byrne, dated November 3, 1998
     10.2        Transition Agreement between Del Mar Mortgage,            ****
                 Inc. and Capsource, Inc., dated April 27, 1999
                 and First Amendment thereto

     10.3        Employment Agreement between Del Mar Mortgage and         ****
                 Mike Whiteaker, dated May 3, 1999
     10.4        The 2000 Stock Option Plan of Sunderland                  ****
                 Corporation
     10.5        Employment Agreement between the Company and              ****
                 Michael V. Shustek, dated December 1, 1999
     10.6        Employment Agreement between the Company and Ira         ******
                 S. Levine, dated September 1, 2000
     10.7        Employment Agreement between the Company and            *******
                 Lance K. Bradford, dated April 1, 2000
     10.8        Third Amended and Restated Operating Agreement of        *****
                 DM Mortgage Investors, LLC, dated as of November
                 2, 2000

              *  Previously filed on Form 8-K (File No. 000-24803) on May 4,
                 1999.

             ** Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

            *** Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

           **** Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

          ***** Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

         ****** Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

        ******* Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

(b)     Reports on Form 8-K

        None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                        VESTIN GROUP, INC.

                        By:   /s/ Lance K. Bradford

                        Lance K. Bradford, President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                        Date: May 15, 2001