Form 10QSB
period 2001-06-30
VESTIN GROUP INC
filed 2001-08-14
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-24803


                               VESTIN GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                                52-2102142
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


            2901 El Camino Avenue, Suite 206, Las Vegas, Nevada 89102
                    (Address of Principal Executive Offices)

                                 (702) 227-0965
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2001: [6,131,870] Shares of Common Stock

                               VESTIN GROUP, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet                                             1
        Consolidated Statements of Operations                                  2
        Consolidated Statement of Stockholders' Equity                         3
        Consolidated Statements of Cash Flows                                  4
        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussions and Analysis                                  8

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in Securities and Use of Proceeds                             15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                    17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       VESTIN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (UNAUDITED)

                                     ASSETS

Cash                                                               $    629,349
Accounts receivable                                                   3,218,630
Due from stockholder                                                    244,573
Due from related parties                                                 22,271
Notes receivable                                                      1,063,464
Investments in marketable securities available for sale                  45,683
Investments in mortgage loans on real estate                          5,248,747
Other investments                                                     2,221,526
Prepaid expenses                                                        250,000
Other assets                                                            163,274
Property and equipment                                                  276,659
Deferred tax assets                                                     343,446
                                                                   ------------

        Total assets                                               $ 13,727,622
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                              $  1,445,161
Income taxes payable                                                  1,680,012
Due to related parties                                                  155,442
Line of credit                                                        2,000,000
Note payable                                                            950,000
                                                                   ------------
        Total liabilities                                             6,230,615
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares
   authorized; no shares issued                                              --
  Common stock, $.0001 par value; 100 million shares authorized;
   6,989,270 shares issued, 6,131,870 shares outstanding                    699
  Treasury stock, at cost                                              (707,482)
  Additional paid-in capital                                          2,204,269
  Retained earnings                                                   7,088,916
  Note receivable from related party                                   (940,710)
  Accumulated other comprehensive loss                                 (148,685)
                                                                   ------------
        Total stockholders' equity                                    7,497,007
                                                                   ------------

Total liabilities and stockholders' equity                         $ 13,727,622
                                                                   ============

          See Accompanying Notes to Consolidated Financial Statements

                       VESTIN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     For the Three Months Ended   For the Six Months Ended
                                                                               June 30,                   June 30,
                                                                     --------------------------   --------------------------
                                                                         2001           2000          2001           2000
                                                                     -----------    -----------   -----------    -----------
Revenues
  Loan placement and related fees                                    $ 4,535,539    $ 3,592,309   $ 8,253,646    $ 6,234,576
  Interest income                                                        119,937        164,065       329,359        281,813
  Other income                                                            28,951          6,725        29,103             --
                                                                     -----------    -----------   -----------    -----------
        Total revenues                                                 4,684,427      3,763,099     8,612,108      6,516,389

Expenses
  Sales and marketing expenses                                         1,962,262        470,875     4,435,173        927,574
  General and administrative expenses                                  2,333,753      1,187,857     4,377,142      2,393,559
  Interest expenses                                                       60,284         47,533       191,007         73,590
                                                                     -----------    -----------   -----------    -----------
        Total expenses                                                 4,356,299      1,706,265     9,003,322      3,394,723

Income (loss) from continuing operations before
 provision for income taxes                                              328,128      2,056,834      (391,214)     3,121,666

Provision for income taxes                                               111,564        699,324      (133,013)     1,061,366
                                                                     -----------    -----------   -----------    -----------
        Net income (loss) from continuing operations                     216,564      1,357,510      (258,201)     2,060,300

Discontinued operations
  Income from discontinued operations - Financial Services
   Division, net of income taxes of $0, $74,835, $0, and $145,230             --        145,268            --        281,918
                                                                     -----------    -----------   -----------    -----------

        Net income (loss)                                            $   216,564    $ 1,502,778   $  (258,201)   $ 2,342,218
                                                                     ===========    ===========   ===========    ===========
Earnings per common share - Basic
  Income (loss) from continuing operations                           $      0.04    $      0.19   $     (0.04)   $      0.29
                                                                     ===========    ===========   ===========    ===========
  Income from discontinued operations                                $        --    $      0.02   $        --    $      0.04
                                                                     ===========    ===========   ===========    ===========
  Net income (loss)                                                  $      0.04    $      0.22   $     (0.04)   $      0.34
                                                                     ===========    ===========   ===========    ===========

Earnings per common share - Diluted
  Income (loss) from continuing operations                           $      0.03    $      0.19   $     (0.04)   $      0.29
                                                                     ===========    ===========   ===========    ===========
  Income from discontinued operations                                $        --    $      0.02   $        --    $      0.04
                                                                     ===========    ===========   ===========    ===========
  Net income (loss)                                                  $      0.03    $      0.22   $     (0.04)   $      0.34
                                                                     ===========    ===========   ===========    ===========

Weighted average number of common shares outstanding - Basic           6,160,809      6,989,270     6,169,363      6,989,270
                                                                     ===========    ===========   ===========    ===========

Weighted average number of common shares outstanding - Diluted         6,958,449      6,989,270     6,169,363      6,989,270
                                                                     ===========    ===========   ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                       VESTIN GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                 Preferred Stock              Common Stock               Treasury Stock
                                           -------------------------   -------------------------   -------------------------
                                              Shares        Amount        Shares        Amount        Shares        Amount
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2001                          --   $        --     6,989,270   $       699         2,400   $   (11,306)

Divestiture of L.L. Bradford and Company            --            --            --            --       800,000      (540,000)

Treasury stock acquired                             --            --            --            --        55,000      (156,176)

Expenses related to issuance of common
 stock warrants                                     --            --            --            --            --            --

Note receivable from related party                  --            --            --            --            --            --

Unrealized loss on investments in
 marketable securities                              --            --            --            --            --            --

Net loss                                            --            --            --            --            --            --
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2001                            --   $        --     6,989,270   $       699       857,400   $  (707,482)
                                           ===========   ===========   ===========   ===========   ===========   ===========


                                                            Note        Accumulated
                                            Additional    Receivable       Other
                                             Paid-in    From Related   Comprehensive     Retained
                                             Capital        Party           Loss         Earnings        Total
                                           -----------   -----------    -----------    -----------    -----------
Balance at January 1, 2001                 $ 1,739,427   $        --    $  (115,790)   $ 7,347,117    $ 8,960,147

Divestiture of L.L. Bradford and Company            --            --             --             --       (540,000)

Treasury stock acquired                             --            --             --             --       (156,176)

Expenses related to issuance of common
 stock warrants                                464,842            --             --             --        464,842

Note receivable from related party                  --      (940,710)            --             --       (940,710)

Unrealized loss on investments in
 marketable securities                              --            --        (32,895)            --        (32,895)

Net loss                                            --            --             --       (258,201)      (258,201)
                                           -----------   -----------    -----------    -----------    -----------

                                           $ 2,204,269   $  (940,710)   $  (148,685)   $ 7,088,916    $ 7,497,007
Balance at June 30, 2001                   ===========   ===========    ===========    ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                       VESTIN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                   (UNAUDITED)

                                                                           For the six months ended June 30,
                                                                           ---------------------------------
                                                                               2001                  2000
                                                                           -----------           -----------
Cash flows from operating activities:
  Net income (loss)                                                        $  (258,201)          $ 2,342,218
  Less net income from discontinued operations                                      --               281,918
                                                                           -----------           -----------
  Income (loss) from continuing operations                                    (258,201)            2,060,300
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
    Depreciation and amortization                                               26,754                 5,853
    Expenses related to warrants granted                                       464,842                    --
  Changes in operating assets and liabilities:
    Accounts receivable                                                       (779,599)              (22,782)
    Other assets                                                              (127,709)             (390,305)
    Due from stockholder                                                        87,289                    --
    Due from related parties                                                    (6,738)             (257,127)
    Prepaid expenses                                                          (250,000)                   --
    Deferred tax asset                                                        (133,013)                   --
    Accounts payable and accrued expenses                                      683,600               (83,336)
    Due to related parties                                                     (49,249)             (244,641)
    Income taxes payable                                                      (500,000)              861,366
                                                                           -----------           -----------
        Net cash provided (used) by operating activities
         of continuing operations                                             (842,024)            1,929,328

Cash flows from investing activities:
  Purchase of property and equipment                                          (118,730)              (33,118)
  Cash advanced on notes receivable                                           (812,500)             (926,210)
  Principal payments received on notes receivable                              153,000                    --
  Sale of real estate held for sale                                            896,000                    --
  Purchase of investment in marketable securities                              (19,068)              (66,979)
  Purchase of other investments                                               (679,289)             (295,192)
  Purchase of investments in mortgage loans on real estate,
   net of sales                                                               (700,719)                   --
  Sale of investments in mortgage loans on real estate,
   net of purchases                                                                 --             1,622,665
                                                                           -----------           -----------
        Net cash provided (used) by investing activities
         of continuing operations                                           (1,281,306)              301,166

Cash flows from financing activities:
  Advances (payments) on line of credit, net                                 2,000,000            (1,980,000)
  Payments on notes payable                                                   (140,000)               (5,661)
  Distributions to stockholders                                                     --               (60,035)
  Purchase of treasury stock                                                  (156,176)                   --
                                                                           -----------           -----------
        Net cash provided (used) by financing activities
         of continuing operations                                            1,703,824            (2,045,696)
                                                                           -----------           -----------

Net cash provided (used) by continuing operations                             (419,506)              184,798

Net cash provided by discontinued operations                                        --                60,035
                                                                           -----------           -----------

Net change in cash                                                            (419,506)              244,833

Cash, beginning of period                                                    1,048,855             1,093,044
                                                                           -----------           -----------
Cash, end of period                                                        $   629,349           $ 1,337,877
                                                                           ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                 $   191,007           $    73,590
                                                                           ===========           ===========
    Cash paid for income taxes                                             $   500,000           $        --
                                                                           ===========           ===========

          See Accompanying Notes to Consolidated Financial Statements

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

          See Accompanying Notes to Consolidated Financial Statements

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

NOTE 2 -- OTHER INVESTMENTS

In August 2000, the Securities Exchange Commissions ("SEC"), declared effective the registration statement of Vestin Fund I, LLC (Formerly DM Mortgage Investors, LLC) ("Fund I") under which it will offer up to 10,000,000 units at $10 per unit. Fund I invests in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the Managing Member of the Fund I. As of June 30, 2001, Vestin's investment in Fund I totals $1,000,000 which is included as other investments totaling $2,221,526. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I which will be paid by Fund I. Fund I has not paid any management fees to Vestin Mortgage, Inc. for the three months ended June 30, 2001. As of June 30, 2001, the Company owed Fund I approximately $147,000 related to shared loan fees. This balance bears no interest and is due on demand.

On June 19, 2001, Fund I completed the sale of its 10 million units at $10 per unit raising a total of $100 million as offered in Fund I's registration statement.

In addition, in June 2001, the SEC declared effective the registration statement of Vestin Fund II, LLC ("Fund II") under which it will offer up to 50,000,000 units at $10 per unit. This new fund is similar to Vestin Fund I, LLC, as it will invest in mortgage loans secured by real property. As of June 30, 2001, Vestin's investment in Fund II approximated $593,000 which is included as other investments totaling $2,221,526. Vestin Mortgage, Inc. is also the managing member of Fund II entitling it to receive annual management fees of 0.25% of the aggregate capital contributions to Fund II which will be paid by Fund II. As of June 30, 2001, the Fund II has not paid any management fees to Vestin Mortgage, Inc.

NOTE 3 -- NOTE RECEIVABLE FROM RELATED PARTY

Note receivable to related party totaling $940,710 at June 30, 2001 relates to amounts loaned to a shareholder, secured with 155,400 shares of the Company's common stock owned by this shareholder. The note bears no interest and matures on January 31, 2002.

NOTE 4 -- RELATED PARTY TRANSACTIONS

During the second quarter ended June 30, 2001, the Company paid $37,500 for accounting services to an entity majority owned by the President and CFO of the Company.

NOTE 5 -- TREASURY STOCK

During the second quarter ended June 30, 2001, the Company acquired 55,000 shares of treasury stock for a total value of approximately $156,000. As of June 30, 2001, the Company has a total of 857,400 shares held in treasury. Certain reclassifications have been made to stockholder equity to properly account for the transaction with L.L. Bradford & Company.

NOTE 6 -- LINES OF CREDIT

In June 2001, a line of credit with a financial institution was extended for one year and increased by $1 million for a total of $4 million. The $4 million line of credit has a new expiration date of June 2002. As of June 30, 2001, the outstanding principal balance on this line of credit was zero.

In addition, the Company was extended a $2 million line of credit with another financial institution which is payable in installments of interest only at the prime lending rate plus 2% and has an expiration date of June 2002. The line of credit is guaranteed by the Company's majority stockholder. As of June 30, 2001, the entire principal balance on this line of credit was outstanding.

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company ("the Fund I"), which was organized to invest in mortgage loans. As of June 30, 2001, the Fund I had sold all of the 10 million units registered under a registration statement on Form S-11. The Company has also organized Vestin Fund II, LLC ("the Fund II"), a second limited liability company to invest in mortgage loans. The second company filed a registration statement on Form S-11 with the Securities Exchange Commission which was declared effective on June 13, 2001. Fund II will issue up to $500 million of its 50 million units. As of June 30, 2001, Fund II has raised approximately $10.5 million from the issuance of units.

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

MANAGEMENT OF FUND I AND FUND II

Vestin Mortgage is the Manager of both Fund I and Fund II. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which these Funds will invest and makes all investment decisions for these Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for these Funds. Vestin Mortgage receives an annual management fee from each Fund of up to 0.25% of the aggregate capital contributions to each Fund. The Company may, in its sole discretion, waive its management fee. For the quarter ended June 30, 2001, the Company did not receive any management fees from either Fund I or Fund II. As of the same date, the Company received approximately 100,000 units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 59,000 units for expenses paid to third parties on behalf of Fund II. The Company's ownership in Funds I and II represent approximately 1% and 5% of the outstanding amount of units, respectively, as of June 30, 2001.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The historical operations of the Company for the quarters ended June 30, 2001, and June 30, 2000 and for the six month periods ended June 30, 2001 and 2000 are analyzed as follows:

REVENUE

The Company reported total revenues of approximately $4.7 million for the three month period ended June 30, 2001, an increase of 24% from $3.8 million for the three month period ended June 30, 2000. The Company derived approximately 97% and 95% of its revenue in the quarters ended June 30, 2001 and 2000, respectively from its mortgage brokerage operations. The remaining revenue was principally generated by interest earned from investments in mortgage loans and bank depository accounts for the quarters ended June 30, 2001 and 2000.

For the six months ended June 30, 2001, the Company reported a 32% increase in revenues of approximately $8.6 million as compared to $6.5 million for the same period of the previous year.

The Company placed approximately $54.8 million and $72.8 million in mortgage loans in the three month periods ended June 30, 2001, and 2000, respectively. The Company uses funds from individual investors, Fund I, Fund II, and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans.

The revenues generated by the Company's mortgage brokerage operations for the three month periods ended June 30, 2001 and 2000 are as follows:

Type of Revenue              6/30/01    % of Total Loans     6/30/00    % of Total Loans
---------------            ----------   ----------------   ----------   ----------------
Loan placement fees        $2,554,000         4.7          $2,481,000         3.4
Loan servicing fees        $1,297,000         2.4          $1,002,000         1.5
Loan extension fees        $  685,000         1.3          $  109,000         0.1
                           ----------       -----          ----------        ----
Total                      $4,536,000                      $3,592,000
                           ==========                      ==========

Loan placement fees are directly related to the size of a particular loan and the creditworthiness of the borrower. Although the overall amount loaned decreased approximately 25% in second quarter of 2001, as compared to the second quarter in 2000, average loan placement fees increased from 3.4% of the loan amount to 4.7%. The increase in average points charged is primarily related to the placement of two large loans in the amount of $10 million each upon which an average of 6.5% loan origination fees were charged.

Loan servicing fees are recorded as revenue when such services are rendered.

Extension fees are recorded as revenue at the extension grant date for a particular loan.

DIRECT INVESTMENT

Approximately 2% of revenues in the three month periods ended June 30, 2001 and 2000 were derived from investments in mortgage loans. As of June 30, 2001, the Company had approximately $5.2 million invested in mortgage loans. The Company earns additional income from interest earned on monies deposited with financial institutions.

GEOGRAPHICAL EXPANSION

Although the Company has historically focused its operations in certain Western states, the Company has commenced expansion of its operations throughout the U.S. The Company has developed a significant degree of knowledge with respect to the real estate markets in the Western states. Such knowledge is critical to the Company's business as it enables the Company to process loan applications more quickly than many conventional lenders. The Company is able to rapidly process loan applications in large part because the Company's underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company's ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses amounted to approximately 42% and 13% of the Company's total revenues for the three month periods ended June 30, 2001 and 2000, respectively. The increase for the three and six month periods ending June 30, 2001 is primarily related to an increase in advertising costs approximating $0.8 million, an increase in public relations expenses of $0.6 million related to the Company engaging Joe Namath as a spokesperson and the Company's aggressive efforts to enter new markets such as Florida, Oregon, Texas, and Arizona.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to $2.3 million or 50% of the total revenues for the second quarter of 2001, an increase of 96% from $1.2 million for the second quarter of 2000. The increase is a result of several factors including an increase in wages of $0.3 million, legal and professional fees of $0.2 million, as well as a general increase in general and administrative expenses related to the Company's growth. The Company has also entered into several other contracts including a consulting agreement for approximately $37,000 per month for general consulting.

General and administrative expenses, for the six months ended June 30, 2001, approximated $4.4 million as compared to $2.4 million for the same period in 2000. The increase is related to a number of factors including an increase in wages approximating $1.0 million, legal and professional fees approximating $0.2 million, and consultation fees approximating $0.3 million as well as a general increase in general and administrative expenses related to the Company's growth.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from continuing operations before provision for income taxes resulted in income of approximately $0.3 million for the three month period ended June 30, 2001 as compared to $2.1 million for the second quarter 2000.

For the six month period ended June 30, 2001, the Company incurred a loss from continuing operations approximating $0.4 million as opposed to an income from continuing operations of $3.1 million for the six months ended June 30, 2000.

DISCONTINUED OPERATIONS

On March 31, 2000, the Company consummated a merger with L.L. Bradford & Company
(LLB) acquiring all of LLB's capital stock in exchange for 800,000 shares of the Company's common stock. LLB operates as a certified public accounting and consulting practice in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of the Company's change in business focus in December 2000, the Company consummated a Purchase Agreement on January 1, 2001 with the former shareholders of LLB, whereby, the Company repurchased the 800,000 shares of its common stock originally issued to the former shareholders of LLB and divested itself of LLB. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29. The repurchase was considered to be a distribution of nonmonetary assets to the former shareholders of LLB, whereby the rescission of prior business combination was based on the historical cost of the nonmonetary assets distributed and no gain or loss was recognized. The repurchase of the 800,000 shares is recorded as Treasury Stock at book value. The Consolidated Financial Statements for the second quarter 2000 reflect L.L. Bradford as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of L.L. Bradford have been segregated in the consolidated income statements, and cash flows for the second quarter of 2000 as well as for the six months ended June 30, 2000. For the second quarter of 2000, discontinued operations generated income of approximately $145,000. For the six months ended June 30, 2000, discontinued operations generated income of approximately $282,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is  a  measure  of  an  entity's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

For the six months ended June 30, 2001, the cash flows used by operating activities of the Company approximated $.9 million or 10% of the Company's total revenue, compared to cash provided by operating activities of $1.9 million or 30% during the six month period ended June 30, 2000. Cash used in investing activities approximated $1.3 million or 15% of the Company's revenues during the six months ended June 30, 2001, compared to cash provided by investing activities approximating $0.3 million or 5% of total revenues during the same period of the prior year. The decrease in cash during the six months ended June 30, 2001 is primarily due to the increased advertising efforts approximating $2.5 million in order to penetrate new markets as well as engaging Joe Namath as a spokesperson which resulted in a cash outlay of $250,000.

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. During the six months ended June 30, 2001, the Company incurred an operating loss of $0.3 million and a negative operating cash flow of approximately $0.9 million. These results were largely a result of a significant increase in marketing, sales, and general and administrative expenses. Management believes that the results of the first six month period is not indicative of the results for the remainder of the year. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at June 30, 2001, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

However, the Company will require additional financing in order to expand its business operations. The Company maintains a $4,000,000 revolving line of credit with a financial institution. There was no balance outstanding on this line of credit as of June 30, 2001. The line of credit is payable in monthly installments of interest only at the prime lending rate plus 1.0% (6.75% at June 30, 2001) and expires on June 15, 2002. The line of credit is guaranteed by the Company's majority stockholder and is secured by the deeds of trust on the property being advanced against. The line of credit agreement limits payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. The line of credit contains certain covenants, which the Company has complied with as of June 30, 2001.

In addition, the Company, on June 26, 2001, secured a $2,000,000 line of credit with another financial institution of which the entire balance was outstanding as of June 30, 2001. The line of credit is payable in installments of interest only at the prime lending rate plus 2% and expires on June 26, 2002. The line of credit is guaranteed by the Company's majority stockholder.

FUNDING SOURCES

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. Of the approximately $54.8 million of mortgage loans placed by the Company in the three month period ended June 30, 2001, $37.8 million was funded by Fund I, $8.3 million was funded by Fund II, and the remainder was funded by individual investors. The Company has generally experienced a high rate of investors choosing to reinvest through the Company after their mortgage loans mature. For the second quarter 2001, approximately 90% of the individuals who invested through the Company have chosen to reinvest in the loans brokered by the Company. This has provided the Company with a reasonably reliable source of funding for mortgage loans. However, no assurance can be given that the Company will enjoy the same reinvestment rate in the future.

The Company is currently acting as manager of Fund I and Fund II, limited liability companies organized to invest in mortgage loans. As of June 30, 2001, Fund I has raised the entire $100,000,000 as set forth in its registration statement through a public offering of its units. Fund II has raised approximately $10.5 million through a public offering of its units. Fund II will offer of up to $500,000,000 of its units to the public. The success of raising funds by both Fund I and Fund II will provide an additional source of funding for mortgage loans placed by the Company.

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

- One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, the Company's loan documents permit the Company to raise the interest rate it charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for the Company:

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                              Description                               Filing Method
     -------                             -----------                               -------------
       2.1          Agreement  and Plan of  Reorganization  among  the  Company,         *
                    Capsource,  Inc. and Stephen J. Byrne,  dated as of April 9,
                    1999

       2.2          Asset Acquisition  Agreement between the Company and Del Mar         *
                    Holdings, Inc., dated as of April 9, 1999

       2.3          Asset Acquisition  Agreement between the Company and Del Mar         *
                    Mortgage, Inc., dated as of April 9. 1999

       2.4          Agreement and Plan of Reorganization  among the Company,  L.         **
                    L. Bradford & Company and the Shareholders of L. L. Bradford
                    & Company, dated June 30, 2000

       3.1          Certificate of Incorporation                                         ***

       3.2          By-laws

       10.1         Employment  Agreement  between Del Mar  Mortgage,  Inc.  and         ***
                    Steve Byrne, dated November 3, 1998

       10.2         Transition  Agreement  between Del Mar  Mortgage,  Inc.  and         ****
                    Capsource,  Inc.,  dated April 27, 1999 and First  Amendment thereto

       10.3         Employment   Agreement   between   Del  Mar   Mortgage   and         ****
                    MikeWhiteaker, dated May 3, 1999

       10.4         The 2000 Stock Option Plan of Sunderland Corporation                 ****

       10.5         Employment  Agreement  between  the  Company  and Michael V.         ****
                    Shustek, dated December 1, 1999

       10.6         Employment  Agreement between the Company and Ira S. Levine,         ******
                    dated September 1, 2000

       10.7         Employment  Agreement  between  the  Company  and  Lance  K.         *******
                    Bradford, dated April 1, 2000

       10.8         Third  Amended  and  Restated  Operating   Agreement  of  DM         *****
                    Mortgage Investors, LLC, dated as of November 2, 2000

       10.9         Operating  Agreement  of Vestin  Fund II,  LLC,  dated as of
                    December 7, 2000

----------
*         Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.
**        Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.
***       Previously  filed on Form 10-SB/A  (File No.  000-24803) on August 13,
          1998.
**** Previously filed on Form 10-KSB (File No. 000-24803) on June 30, 2000. ***** Previously filed on Form 424B5 (File No. 333-32800) on November 15,
          2000.
****** Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001. ******* Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30,
          2001.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     VESTIN GROUP, INC.


Date: August 14, 2001                By: /s/ Lance K. Bradford
                                         --------------------------------
                                         Lance K. Bradford, President and
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Accounting Officer)