Form 10QSB
period 2001-09-30
VESTIN GROUP INC
filed 2001-11-14
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: [6,092,070] Shares of Common Stock

                             VESTIN GROUP, INC. AND
                                  SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet                                            1
         Consolidated Statements of Operations                                 2
         Consolidated Statement of Stockholders' Equity                        3
         Consolidated Statements of Cash Flows                                 4
         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussions and Analysis                                 8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VESTING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                     ASSETS

Cash                                                               $    631,639
Accounts receivable                                                   3,618,038
Due from related parties                                                698,196
Distributions receivable from related party                             114,258
Note receivable                                                         400,000
Investments in real estate                                            4,530,096
Investments in marketable securities available for sale                  24,209
Investments in mortgage loans on real estate                          7,259,986
Other investments                                                     2,281,057
Other assets                                                             82,260
Property and equipment, net                                             311,727
Deferred tax asset                                                      228,062
                                                                   ------------

      Total assets                                                 $ 20,179,528
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                              $  1,157,419
Income taxes payable                                                  1,750,368
Due to related parties                                                  100,007
Notes payable - related party                                         5,000,000
Notes payable                                                         4,397,232
                                                                   ------------
      Total liabilities                                              12,405,026
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' equity
    Preferred stock, $.0001 par value; 20 million shares
     authorized; no shares issued                                            --
    Common stock, $.0001 par value; 100 million shares
     authorized; 6,989,270 shares issued, 6,092,070 shares
     outstanding                                                            699
    Treasury stock, at cost                                            (825,575)
    Additional paid-in capital                                        2,436,344
    Retained earnings                                                 7,296,411
    Note receivable from related party                                 (940,710)
    Accumulated other comprehensive loss                               (192,667)
                                                                   ------------
      Total stockholders' equity                                      7,774,502
                                                                   ------------

Total liabilities and stockholders' equity                         $ 20,179,528
                                                                   ============

See Accompanying Notes to Consolidated Financial Statements

                      VESTING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    For the three months ended     For the nine months ended
                                                           September 30,                  September 30,
                                                    ---------------------------   ----------------------------
                                                        2001           2000           2001            2000
                                                    ------------   ------------   ------------    ------------
Revenues
   Loan placement and related fees                  $  4,779,856   $  3,531,114   $ 13,022,809    $ 10,028,790
   Interest income                                       111,326        371,141        440,685         531,927
   Other income                                           84,311         21,709        183,611          13,514
                                                    ------------   ------------   ------------    ------------
     Total revenues                                    4,975,493      3,923,964     13,647,105      10,574,231

Expenses
   Sales and marketing expenses                        1,981,067        159,426      6,410,138       1,012,453
   General and administrative expenses                 2,455,876      2,082,139      6,890,555       4,684,121
   Interest expenses                                     170,891        101,700        398,261         184,577
                                                    ------------   ------------   ------------    ------------
     Total expenses                                    4,607,834      2,343,265     13,698,954       5,881,151

     Income (loss) from continuing operations
      before provision for income taxes                  367,659      1,580,699        (51,849)      4,693,080

Provision for income taxes                               133,247        537,438         (1,143)      1,595,647
                                                    ------------   ------------   ------------    ------------

     Net income (loss) from continuing operations        234,412      1,043,261        (50,706)      3,097,433

Discontinued operations
   Income from discontinued operations -
    Financial Services
    Division, net of income taxes of $0,
     $22,215, $0, and $167,446                                --         43,124             --         325,041
                                                    ------------   ------------   ------------    ------------

     Net income (loss)                              $    234,412   $  1,086,385   $    (50,706)   $  3,422,474
                                                    ============   ============   ============    ============

Earnings per common share - Basic
   Income (loss) from continuing operations         $       0.04   $       0.15   $      (0.01)   $       0.44
                                                    ============   ============   ============    ============
   Income from discontinued operations              $         --   $       0.01   $         --    $       0.05
                                                    ============   ============   ============    ============
   Net income (loss)                                $       0.04   $       0.16   $      (0.01)   $       0.49
                                                    ============   ============   ============    ============

Earnings per common share - Diluted
   Income (loss) from continuing operations         $       0.03   $       0.15   $      (0.01)   $       0.44
                                                    ============   ============   ============    ============
   Income from discontinued operations              $         --   $       0.01   $         --    $       0.05
                                                    ============   ============   ============    ============
   Net income (loss)                                $       0.03   $       0.16   $      (0.01)   $       0.49
                                                    ============   ============   ============    ============

Weighted average number of common shares
 outstanding - Basic                                   6,116,670      6,989,270      6,151,447       6,989,270
                                                    ============   ============   ============    ============

Weighted average number of common shares
 outstanding - Diluted                                 6,913,508      6,989,270      6,151,447       6,989,270
                                                    ============   ============   ============    ============

          See Accompanying Notes to Consolidated Financial Statements

                      VESTING GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                        PREFERRED STOCK          COMMON STOCK             TREASURY STOCK
                                      -------------------    ---------------------    ---------------------
                                       SHARES     AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                                      --------   --------    ----------   --------    --------   ----------
Balance at January 1, 2001                  --   $     --     6,989,270   $    699       2,400   $  (11,306)

Divestiture of L.L. Bradford
 and Company                                --         --            --         --     800,000     (540,000)

Treasury stock acquired                     --         --            --         --      94,800     (274,269)

Expenses related to issuance of
 common stock warrants                      --         --            --         --          --           --

Note receivable from related party          --         --            --         --          --           --

Unrealized loss on investments in
 marketable securities                      --         --            --         --          --           --

Net loss                                    --         --            --         --          --           --
                                      --------   --------    ----------   --------    --------   ----------
Balance at September 30, 2001               --   $     --     6,989,270   $    699     897,200   $ (825,575)
                                      ========   ========    ==========   ========    ========   ==========

                                                        NOTE        ACCUMULATED
                                       ADDITIONAL    RECEIVABLE        OTHER
                                        PAID-IN     FROM RELATED   COMPREHENSIVE     RETAINED
                                        CAPITAL        PARTY           LOSS          EARNINGS         TOTAL
                                      -----------   -----------    -------------    -----------    -----------
Balance at January 1, 2001            $ 1,739,427   $        --     $  (115,790)    $ 7,347,117    $ 8,960,147

Divestiture of L.L. Bradford
 and Company                                   --            --              --              --       (540,000)

Treasury stock acquired                        --            --              --              --       (274,269)

Expenses related to issuance of
 common stock warrants                    696,917            --              --              --        696,917

Note receivable from related party             --            --        (940,710)             --       (940,710)

Unrealized loss on investments in
 marketable securities                         --            --         (76,877)             --        (76,877)

Net loss                                       --            --              --         (50,706)       (50,706)
                                      -----------   -----------     -----------     -----------    -----------
Balance at September 30, 2001         $ 2,436,344   $  (940,710)    $  (192,667)    $ 7,296,411    $ 7,774,502
                                      ===========   ===========     ===========     ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                      VESTING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       For the nine months ended September 30,
                                                                       ---------------------------------------
                                                                            2001                    2000
                                                                         -----------             -----------
Cash flows from operating activities:
    Net income (loss)                                                    $   (50,706)            $ 3,422,474
    Less net income from discontinued operations                                  --                 325,041
                                                                         -----------             -----------
    Income (loss) from continuing operations                                 (50,706)              3,097,433
    Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
      Depreciation and amortization                                           47,645                  11,088
      Expenses related to warrants granted                                   696,917                      --
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (1,179,007)               (764,563)
      Distributions receivable from related party                           (114,258)                     --
      Other assets                                                           (46,695)                (67,147)
      Due from stockholder                                                   (14,927)                     --
      Due from related parties                                                (4,910)               (508,569)
      Deferred tax asset                                                     (17,629)                     --
      Accounts payable and accrued expenses                                  517,070                  24,650
      Due to related parties                                                (104,684)               (136,851)
      Income taxes payable                                                  (550,856)                795,647
                                                                         -----------             -----------
        Net cash provided (used) by operating activities
         of continuing operations                                           (822,040)              2,451,688

Cash flows from investing activities:
    Purchase of property and equipment                                      (174,689)                (71,627)
    Advances to related parties                                              (80,000)                     --
    Cash advanced on notes receivable                                       (400,000)                (88,150)
    Principal payments received on notes receivable                          153,000                      --
    Purchase of real estate held for sale                                   (336,952)                     --
    Purchase of investment in marketable securities                          (41,576)                (34,433)
    Purchase of other investments                                           (738,820)               (938,747)
    Purchase of investments in mortgage loans on
      real estate, net of sales                                           (1,899,458)                     --
    Sale of investments in mortgage loans on real
     estate, net of purchases                                                     --                 339,844
                                                                         -----------             -----------
        Net cash used by investing activities
         of continuing operations                                         (3,518,495)               (793,113)

Cash flows from financing activities:
    Advances (payments) on line of credit, net                                    --              (1,980,000)
    Payments on notes payable                                               (802,412)                 (5,661)
    Proceeds from note payable - related party                             5,000,000                      --
    Distributions to stockholders                                                 --                 (60,819)
    Purchase of treasury stock                                              (274,269)                     --
                                                                         -----------             -----------
        Net cash provided (used) by financing activities
         of continuing operations                                          3,923,319              (2,046,480)
                                                                         -----------             -----------

Net cash used by continuing operations                                      (417,216)               (387,905)

Net cash provided by discontinued operations                                      --                  60,819
                                                                         -----------             -----------

Net change in cash                                                          (417,216)               (327,086)

Cash, beginning of period                                                  1,048,855               1,093,044
                                                                         -----------             -----------

Cash, end of period                                                      $   631,639             $   765,958
                                                                         ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                               $   325,535             $   101,700
                                                                         ===========             ===========
    Cash paid for income taxes                                           $   567,342             $        --
                                                                         ===========             ===========

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

On June 30, 2001, the Company loaned $940,710 to a related party, securing it with Vestin Group, Inc. stock.

During August 2001, the Company acquired real estate held for sale in exchange for a note payable totaling $2,014,644.

During September 2001, the Company acquired real estate held for sale in exchange for a note payable totaling $2,095,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NEW ACCOUNTING PRONOUNCEMENTS - On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001;
however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for the Company are as follows:

     * all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     * effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     * all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

NOTE 3 - OTHER INVESTMENTS

In June 2001, Vestin Fund I, LLC ("Fund I"), completed the sale of 10,000,000 units at $10 per unit. Fund I invests in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the Managing Member of the Fund I. As of September 30, 2001, Vestin's investment in Fund I totals $1,000,000 which is included as part of Other Investments totaling $2,281,057. For the nine months ended September 30, 2001, the Company recorded revenues of approximately $92,000 from its investment in Fund I as a result of distributions declared during the months of January 2001 through September 2001 and is reflected as distributions receivable as of September 30, 2001. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three and nine months ended September 30, 2001, Vestin Mortgage elected to waive all management fees from Fund I.

Total management fees waived by Vestin Mortgage for the three and nine months ended September 30, 2001 approximated $63,500 and $148,900, respectively. As of September 30, 2001, the Company owed Fund I approximately $93,000 related to shared loan placement fees during fiscal year 2000. This balance bears no interest and is due on demand.

In June 2001, the SEC declared effective the registration statement of Vestin Fund II, LLC ("Fund II") under which it will offer up to 50,000,000 units at $10 per unit. Fund II is similar to Fund I as it will invest in mortgage loans secured by real property. As of September 30, 2001, Vestin's investment in Fund II approximated $678,000 which is included as part of Other Investments totaling $2,281,057. For the nine months ended September 30, 2001, the Company recorded revenues of approximately $22,000 from its investment in Fund II as a result of distributions declared during the months of July 2001 through September 2001 and is reflected in distributions receivable as of September 30, 2001. Vestin Mortgage, Inc. is also the managing member of Fund II entitling it to receive annual management fees of 0.25% of the aggregate capital contributions to Fund
II. During the three and nine months ended September 30, 2001, Vestin Mortgage elected to waive all management fees from Fund II. Total management fees waived by Vestin Mortgage for the three and nine months ended September 30, 2001 approximated $22,100 and $22,500, respectively.

Total management fees waived from Fund I and II for the three and nine months ended September 30, 2001 approximated $56,000 and $113,000 (net of tax effect), respectively, or $0.01 and $0.02 basic and fully diluted earnings per common share, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties as of September 30, 2001 is comprised of the following:

     Advances   made   to  an   officer/director/shareholder   of  the   Company
     approximating a total of $347,000 bearing no interest and due on demand.

     Notes receivable of $251,000 from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal along with any accrued interest due as a lump sum on the date of maturity.

     Advances to Vestin Fund II approximating a total of $80,000 bearing no interest and due on demand.

     Advances to two entities controlled by shareholders and/or officers of the Company approximating a total of $20,000 bearing no interest and due on demand.

Note receivable from related party totaling $940,710 at September 30, 2001 relates to amounts loaned to a shareholder and consultant, secured with 155,400 shares of the Company's common stock owned by this shareholder. The note bears no interest and matures on January 31, 2002.

During the three months ended September 30, 2001, the Company borrowed $5,000,000 from an investor in Fund I and II, and trust deeds placed by the Company. The balance is unsecured, bearing an interest rate of 12% and matures in January 2002.

During the three and nine months ended September 30, 2001, the Company paid $37,500 and $112,500, respectively, for outsourced financial reporting and accounting services (i.e., SEC and financial reporting, taxation, and other consulting matters) to an accounting firm majority owned by the President and CFO of the Company.

NOTE 5 - TREASURY STOCK

During the three months ended September 30, 2001, the Company acquired 39,800 shares of treasury stock for a total value of approximately $118,000. As of September 30, 2001, the Company has a total of 897,200 shares held in treasury of which includes 800,000 shares related to the L.L. Bradford & Company transaction. See, "Management's Discussion and Analysis, - Discontinued Operations."

NOTE 6 - INVESTMENTS IN REAL ESTATE

Investment in real estate totaling $4,530,096 is comprised of two real estate properties acquired through foreclosure during the three months ended September 30, 2001 and is recorded at historical cost. As a result of the acquisition of these real estate properties, the Company assumed notes payables totaling $3,447,232 reflected on the balance sheet as notes payable totaling $4,397,232 as of September 30, 2001. These notes are due to various parties, secured by such real estate properties, interest rate ranging from 8% to 15% annually, and due on demand.

NOTE 7 -  SUBSEQUENT EVENTS

During the quarter ended September 30, 2001, the Company determined that certain entries were not made in previous quarters to record penalties and interest related to federal income tax obligations and income earned on the Company's investments in Fund I and Fund II. Therefore, the company will amend the 10-QSB for the quarter ended March 31, 2001 for investment income not previously recorded and will amend the 10-QSB for the quarter ended June 30, 2001 for investment income and penalties and interest on federal income tax obligations not previously recorded.

The following table summarizes the effects of the transactions not previously reported:

For the three months ended March 31, 2001:

                                                As Previously
                                                   Reported       Adjustments       Restated
                                                -------------     -----------     -----------
Revenues                                         $ 3,986,077      $    27,711     $ 4,013,788
Expenses                                           4,705,405               --       4,705,405
                                                 -----------      -----------     -----------
Loss before provisions for income taxes             (719,328)          27,711        (691,617)
Provision for income taxes                          (244,572)           9,422        (235,150)
                                                 -----------      -----------     -----------

Net loss                                         $  (474,756)     $    18,289     $  (456,467)
                                                 ===========      ===========     ===========

Earnings per share - basic and fully diluted     $     (0.07)     $      0.00     $     (0.07)
                                                 ===========      ===========     ===========
Weighted average number of common shares
 - basic and diluted                               6,943,103        6,943,103       6,943,103
                                                 ===========      ===========     ===========

For the three months ended June 30, 2001:

                                                As Previously
                                                   Reported       Adjustments       Restated
                                                -------------     -----------     -----------
Revenues                                         $ 4,684,427      $    31,180       4,715,607
Expenses                                           4,356,299           60,606       4,416,905
                                                 -----------      -----------     -----------
Income before provisions for income taxes            328,128          (29,426)        298,702
Provision for income taxes                           111,564           (1,694)        109,870
                                                 -----------      -----------     -----------

Net income                                       $   216,564      $   (27,732)    $   188,832
                                                 ===========      ===========     ===========

Earnings per share - basic                       $      0.04      $     (0.01)    $      0.03
                                                 ===========      ===========     ===========
Earnings per share - fully diluted               $      0.03      $      0.00     $      0.03
                                                 ===========      ===========     ===========
Weighted average number of common shares:
  Basic                                            6,161,809        6,161,809       6,161,809
                                                 ===========      ===========     ===========
  Fully diluted                                    6,958,449        6,958,449       6,958,449
                                                 ===========      ===========     ===========

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company ("Fund I"), which was organized to invest in mortgage loans. In June 2001, Fund I completed the sale of 10 million units registered under a registration statement on Form S-11. The Company has also organized Vestin Fund II, LLC ("Fund II"), a limited liability company which invests in mortgage loans. Fund II filed a registration statement on Form S-11 with the Securities Exchange Commission which was declared effective on June 13, 2001. Fund II may issue up to 50 million units generating gross proceeds of up to $500 million. As of September 30, 2001, Fund II had raised approximately $57 million from the sale of units.

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

MANAGEMENT OF FUND I AND FUND II

Vestin Mortgage is the Manager of both Fund I and Fund II which is the main funding source for Vestin Mortgage's commercial mortgage brokerage activities. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which these Funds will invest and makes all investment decisions for these Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for these Funds. Vestin Mortgage receives an annual management fee from each Fund of up to 0.25% of the aggregate capital contributions to each Fund. The Company may, in its sole discretion, waive its management fee. Total management fees waived by Vestin Mortgage for the three and nine months ended September 30, 2001 approximated $85,600 and $171,400, respectively. As of the same date, the Company had received approximately 100,000 units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 68,000 units for the same in the Fund II. The Company's ownership in Funds I and II represent approximately 1% and 1% of the outstanding amount of units, respectively, as of September 30, 2001. The Company's election to waive management fees from both Fund I and II provide both Funds increased cash flows for investments in mortgage loans placed by Vestin Mortgage and further maximizing loan placement fees earned by the Company.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The historical operations of the Company for the quarters ended September 30, 2001, and September 30, 2000 and for the nine month periods ended September 30, 2001 and 2000 are analyzed as follows:

REVENUE

The Company reported total revenues of approximately $5.0 million for the three month period ended September 30, 2001, an increase of 27% from $3.9 million for the three month period ended September 30, 2000. The Company derived approximately 96% and 90% of its revenue in the quarters ended September 30, 2001 and 2000, respectively, from its mortgage brokerage operations. The remaining revenue was principally generated by interest earned from investments in mortgage loans, distributions from its investments in Fund I and II, and bank depository accounts for the quarters ended September 30, 2001 and 2000.

For the nine months ended September 30, 2001, the Company reported a 29% increase in revenues of approximately $13.7 million as compared to $10.6 million for the same period of the previous year.

The Company placed approximately $48.3 million and $59.8 million in mortgage loans in the three month periods ended September 30, 2001, and 2000, respectively. The Company uses funds from individual investors, Fund I, Fund II, and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans.

The revenues generated by the Company's mortgage brokerage operations for the three month periods ended September 30, 2001 and 2000 are as follows:

Type of Revenue            9/30/01        9/30/00
---------------          ----------     ----------

Loan placement fees      $2,303,000     $2,131,000

Loan servicing fees      $1,395,000     $1,098,000

Loan extension fees      $1,082,000     $  302,000
                         ----------     ----------

Total                    $4,780,000     $3,531,000
                         ==========     ==========

Typically, loan placement fees are directly related to the size and type of loan. Although the overall amount loaned decreased approximately 19% in third quarter of 2001, as compared to the third quarter in 2000, average loan placement fees increased from 3.6% of the loan amount to 4.8%. Increase in loan placement fees primarily relate to loans in markets outside of Nevada where such loans are in high demand. The Company believes that loans in these markets outside of Nevada are similar in quality and the increase loan placement fees are not necessarily indicative of additional loan risk.

LOAN SERVICING FEES ARE RECORDED AS REVENUE WHEN SUCH SERVICES ARE RENDERED.

Extension fees are recorded as revenue at the extension grant date for a particular loan. Overall extension fees increased primarily as a result of a 300% increase of total loan amounts extended compared to the same period last year. This increase was primarily lead by borrowers with development type loans requiring additional time to complete such development projects. The Company believes that such additional extensions will provide borrowers with the necessary time to complete such development projects and increase salability ensuring repayment of such loans.

DIRECT INVESTMENT

Approximately 4.5% and 3.0% of revenues in the three month periods ended September 30, 2001 and 2000 were derived from investments in mortgage loans, and investments in Fund I and II. As of September 30, 2001, the Company had approximately $7.3 million invested in mortgage loans, and $1.7 million invested in Fund I and II. The Company earns additional income from interest earned on monies in its bank deposits and trust accounts.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses amounted to approximately 40% and 4% of the Company's total revenues for the three month periods ended September 30, 2001 and 2000, respectively. The increase for the third quarter 2001 is primarily related to an increase in advertising costs approximating $1.1 million and an increase in public relations expenses of $0.5 million related to the Company appointing Joe Namath as its spokesperson in January 2001. The increase in advertising is a result of the Company's aggressive efforts to enter new markets such as Florida, Oregon, and Arizona for both mortgage brokerage activities, and creating awareness of investment opportunities for Fund I and II. The Company believes that its advertising campaign in these new markets have provided the needed visibility to establish a strong foothold. Accordingly, the Company will reduce its advertising efforts beginning in the fourth quarter of 2001.

Sales and marketing expenses, for the nine months ended September 30, 2001, approximated $6.4 million as compared to $1 million for the same period in 2000. The increase is primarily related to the aforementioned increase in advertising and public relations associated with the Company's efforts to penetrate new markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to $2.5 million or 49% of the total revenues for the third quarter of 2001, an increase of 18% from $2.1 million for the third quarter of 2000. The increase is primarily a result of an increase in wages of $0.2 million, along with a general increase in general and administrative expenses related to the Company's growth.

General and administrative expenses, for the nine months ended September 30, 2001, approximated $6.9 million as compared to $4.7 million for the same period in 2000. The increase is related to a number of factors including an increase in wages approximating $1.0 million, legal and professional fees approximating $0.2 million, and consultation fees approximating $0.5 million as well as a general increase in general and administrative expenses related to the Company's growth.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from continuing operations before provision for income taxes equaled an income of approximately $0.4 million for the three month period ended September 30, 2001 as compared to $1.6 million for the third quarter 2000.

Results from continuing operations before provision for income taxes equaled losses of approximately $52 thousand for the nine month period ended September 30, 2001 as compared to income of $4.7 million for the nine months ended September 30, 2000.

DISCONTINUED OPERATIONS

On March 31, 2000, the Company consummated a merger with L.L. Bradford & Company
(LLB) acquiring all of LLB's capital stock in exchange for 800,000 shares of the Company's common stock. LLB operates as a certified public accounting and consulting practice in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of the Company's change in business focus in December 2000, the Company consummated a Purchase Agreement on January 1, 2001 with the former shareholders of LLB, whereby, the Company repurchased the 800,000 shares of its common stock originally issued to the former shareholders of LLB and divested itself of LLB. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29. The repurchase was considered to be a distribution of nonmonetary assets to the former shareholders of LLB, whereby the rescission of prior business combination was based on the historical cost of the nonmonetary assets distributed and no gain or loss was recognized. The repurchase of the 800,000 shares is recorded as Treasury Stock at book value. The Consolidated Financial Statements for the third quarter 2000 reflect L.L. Bradford as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of L.L. Bradford have been segregated in the consolidated income statements, and cash flows for the third quarter of 2000 as well as for the nine months ended September 30, 2000. For the third quarter of 2000, discontinued operations generated income of approximately $43,000. For the nine months ended September 30, 2000, discontinued operations generated income of approximately $325,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is  a  measure  of  an  entity's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

For the nine months ended September 30, 2001, the cash flows used by operating activities of the Company approximated $.8 million or 6% of the Company's total revenue, compared to cash provided by operating activities of $2.5 million or 23% during the nine month period ended September 30, 2000. Cash used in investing activities approximated $3.5 million during the nine months ended September 30, 2001, compared to cash used by investing activities approximating $0.8 million during the same period of the prior year. The decrease in cash in the third quarter of 2001 is primarily due to the increased advertising efforts approximating $1.1 million in order to penetrate new markets as well as compensating Joe Namath as a spokesperson which resulted in a cash outlay of $250,000.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the nine months ended September 30, 2001, the Company incurred an operating loss approximating $51 thousand and a negative operating cash flow of approximately $0.8 million. These results were largely a result of a significant increase in marketing, sales, and general and administrative expenses. Management believes that the results of the first nine month period is not indicative of the results for the remainder of the year. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at September 30, 2001, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

However, the Company will require additional financing in order to expand its business operations. During the three months ended September 30, 2001, the Company borrowed $5 million from an individual who is invested in Fund I and II, and trust deeds placed by the Company. The loan is unsecured, interest rate of 12%, and matures in January 2002. The Company has used the proceeds from this loan to provide financing on the expansion of its business operations and investments in mortgage loan portfolio.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

FUNDING SOURCES

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. Beginning July 2001, the Company will mainly rely on Fund I and Fund II for funding sources. Of the approximately $48.3 million of mortgage loans placed by the Company in the three month period ended September 30, 2001, $16.7 million was funded by Fund I, $31.3 million was funded by Fund II, and the remainder was funded by the Company.

The Company is currently acting as manager of Fund I and Fund II, limited liability companies organized to invest in mortgage loans. As of September 30, 2001, Fund I had raised $100,000,000 through a public offering of its units and Fund II had raised approximately $57.2 million through a public offering of its units. Fund II is seeking to raise up to $500,000,000 from the sale of its units to the public. Fund I and Fund II will provide an additional source of funding for mortgage loans placed by the Company.

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

Notwithstanding the high historical yields generated by its mortgage loans compared to conventional mortgage lenders, the Company believes its ability to attract investors may be impaired by the Company's small size and limited operating history. In addition, the mortgage loan investments offered by the Company are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company's ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company's ability to attract investors would suffer if the performance of Company-brokered mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available.

In order to address these issues, the Company has pursued a strategy of: (i) using great care in the selection of mortgage loans in order to maintain its current track record, and (ii) developing additional funding sources such as Fund I and Fund II. In this manner, the Company is seeking to maintain its access to funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that the Company will be successful in this effort. If its access to funding sources deteriorates for any reason, then the scope of the Company's operations may decline proportionately.

Additionally, the Company maintains a total of $6,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. There were no balances outstanding on these lines of credit as of September 30, 2001. These lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 6.00% at September 30, 2001) and expires in June 2002. These lines of credit are guaranteed by the Company's majority stockholder and are secured by the deeds of trust on the property being advanced against. The line of credit agreements limit payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. These lines of credit contain certain covenants, which the Company has complied with as of September 30, 2001.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of Shareholders held on September 4, 2001, the following proposals were adopted by the margins indicated

1. To elect a Board of Directors to hold office until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

                 Nominee              Votes For        Votes Against
                 -------              ---------        -------------

           Michael V. Shustek         4,855,901                   --
           Stephen J. Byrne           4,855,901                   --
           Robert J. Aalberts         4,845,901               10,000
           Lance Bradford             4,855,901                   --
           John E. Dawson             4,855,901                   --
           Steve DuCharme             4,845,901               10,000
           Robert Groesbeck           4,845,901               10,000
           Robert E. Forbuss          4,845,901               10,000
           James C. Walsh             4,845,901               10,000

To approve the appointment of Grant Thornton LLP as the Company's auditors.

           For                        4,855,901
           Against                           --

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                                           Page Number/
         Exhibit Number                          Description                               Filing Method
         --------------                          -----------                               -------------
             2.1              Agreement  and Plan of  Reorganization  among  the
                              Company,  Capsource,  Inc.  and  Stephen J. Byrne,
                              dated as of April 9, 1999                                          *

             2.2              Asset  Acquisition  Agreement  between the Company
                              and Del Mar Holdings,  Inc.,  dated as of April 9,
                              1999                                                               *

             2.3              Asset  Acquisition  Agreement  between the Company
                              and Del Mar Mortgage,  Inc.,  dated as of April 9,
                              1999                                                               *

             2.4              Agreement  and Plan of  Reorganization  among  the
                              Company,   L.  L.   Bradford  &  Company  and  the
                              Shareholders  of L. L.  Bradford & Company,  dated
                              June 30, 2000                                                      **

             3.1              Certificate of Incorporation                                      ***

             3.2              By-laws                                                           ***

             10.1             Employment  Agreement  between  Del Mar  Mortgage,
                              Inc. and Steve Byrne, dated November 3, 1998                      ***

             10.2             Transition  Agreement  between  Del Mar  Mortgage,
                              Inc. and Capsource, Inc., dated April 27, 1999 and
                              First Amendment thereto                                          ****

             10.3             Employment  Agreement between Del Mar Mortgage and
                              Mike Whiteaker, dated May 3, 1999                                ****

             10.4             The 2000 Stock Option Plan of Sunderland Corporation             ****

             10.5             Employment   Agreement  between  the  Company  and
                              Michael V. Shustek, dated December 1, 1999                       ****

             10.6             Employment  Agreement  between the Company and Ira
                              S. Levine, dated September 1, 2000                              ******

             10.7             Employment Agreement between the Company and Lance
                              K. Bradford, dated April 1, 2000                               *******

             10.8             Third Amended and Restated Operating  Agreement of
                              DM Mortgage  Investors,  LLC, dated as of November
                              2, 2000                                                         *****

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

                                 Date: October 31, 2001