Form 10QSB/A
period 2001-03-31
VESTIN GROUP INC
filed 2001-12-14
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2001: [6,989,270] Shares of Common Stock

                               VESTIN GROUP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets                                        1
         Consolidated Statements of Operations                              2
         Consolidated Statements of Cash Flows                              3
         Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussions and Analysis                              6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (RESTATED)


                                                                     March 31,
                                                                       2001
                                                                   ------------
                                     ASSETS
Assets
  Cash                                                             $    601,213
  Accounts receivable                                                 3,087,883
  Due from related parties                                              605,737
  Distribution receivable from related party                             27,711
  Investments in marketable securities                                   31,297
  Investments in mortgage loans on real estate                        6,666,151
  Other investments                                                   2,019,648
  Deferred tax asset                                                    445,583
  Property and equipment, net                                           240,374
  Other assets, net                                                      87,724
                                                                   ------------

       Total assets                                                $ 13,813,321
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                 $    721,905
  Accrued expenses                                                      145,454
  Income taxes payable                                                1,680,012
  Due to related party                                                  154,457
  Note payable                                                        2,450,000
  Lines of credit                                                       850,000
                                                                   ------------
       Total liabilities                                              6,001,828

Commitments and contingencies                                                --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares
   authorized; no shares issued                                              --
  Common stock, $.0001 par value; 100 million shares authorized;
   6,989,270 shares issued and outstanding                                  699
  Treasury stock, at cost, 892,016 shares                              (352,016)
  Additional paid-in capital                                          1,972,193
  Retained earnings                                                   6,350,650
  Accumulated other comprehensive loss                                 (160,033)
                                                                   ------------
       Total stockholders' equity                                     7,811,493
                                                                   ------------

       Total liabilities and stockholders' equity                  $ 13,813,321
                                                                   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2001              2000
                                                    -----------      -----------
                                                    (Restated)
Revenues
  Loan placement and related fees                   $ 3,716,068      $ 2,676,039
  Interest income                                       209,422          115,748
  Other income                                           88,298           13,781
                                                    -----------      -----------
       Total revenues                                 4,013,788        2,805,568

Operating expenses
  Sales and marketing                                 1,817,588          650,608
  General and administrative                          2,757,094        1,064,061
  Interest expenses                                     130,723           26,057
                                                    -----------      -----------
       Total operating expenses                       4,705,405        1,740,726

Income (loss) from continuing operations
  before provision for income taxes                    (691,617)       1,064,842

Provision for income taxes                             (235,150)         362,046
                                                    -----------      -----------

Net income (loss) from continuing operations           (456,467)         702,796
                                                    -----------      -----------
Discontinued Operations
Income from discontinued operations - Financial
 Service Division, net of income taxes of $-0-
 and $69,821                                                 --          135,534
                                                    -----------      -----------

Net income (loss)                                   $  (456,467)     $   838,330
                                                    ===========      ===========
Earnings (loss) per common share - basic and
 diluted:
 Income from continuing operations                  $      (.07)     $       .10
                                                    ===========      ===========
 Income from discontinued operations                $        --      $       .02
                                                    ===========      ===========

Net income                                          $      (.07)     $       .12
                                                    ===========      ===========
Weighted average number of common shares used in
 per share calculation - basic                        6,943,103        6,989,270
                                                    ===========      ===========
Weighted average number of common shares used in
 per share calculation - diluted                      8,971,570        6,989,270
                                                    ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2001             2000
                                                                    -----------      -----------
                                                                     (Restated)
Cash flows from operating activities:
  Net income (loss)                                                 $  (456,467)     $   838,330
  Less net income from discontinued operations                               --          135,534
                                                                    -----------      -----------
  Income (loss) from continuing operations                             (456,467)         702,796
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Depreciation and amortization                                        11,820            2,558
    Expenses related to warrants granted                                232,074               --
    Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (648,852)        (265,058)
    Increase in distribution receivable                                 (27,711)              --
    Increase in deferred tax assets                                    (235,150)              --
    Increase in other assets                                            (52,159)        (205,397)
    Increase in due from shareholder and affiliate                       (7,378)        (168,844)
    Increase (decrease) in accounts payable and accrued expenses        105,798         (255,297)
    Decrease in due to related party                                    (49,542)        (189,966)
    Increase (decrease) in income taxes payable                        (500,000)         162,046
                                                                    -----------      -----------
          Net cash used by operating activities                      (1,627,567)        (217,162)
                                                                    -----------      -----------
Cash flows from investing activities:
  Cash outlay for property and equipment                                (67,511)         (10,728)
  Payments received on notes receivable                                 236,500           30,903
  Cash outlay for other investments                                    (477,411)         118,815
  Purchase of mortgage loans on real estate                          (4,168,887)      (9,111,972)
  Sale of mortgage loans on real estate                               3,803,974        9,829,664
  Purchase of investments in marketable securities                      (16,030)         (92,907)
  Increase in real estate held for sale                                      --          (13,707)
                                                                    -----------      -----------
          Net cash provided (used) by investing activities             (689,365)         750,068
                                                                    -----------      -----------
Cash flows from financing activities:
  Distribution to the stockholders                                           --          (60,034)
  Purchase of Treasury Stock                                           (340,710)              --
  Net advances (payments) on notes payable and lines of credit        2,210,000         (960,161)
                                                                    -----------      -----------
          Net cash provided (used) by financing activities            1,869,290       (1,020,195)
                                                                    -----------      -----------

Net cash used in continuing operations                                 (447,642)        (487,289)
Net cash provided by discontinued operations                                 --           60,834
Cash-beginning balance                                                1,048,855        1,093,045
                                                                    -----------      -----------
Cash-ending balance                                                 $   601,213      $   666,590
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

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

NOTE 2 - RESTATEMENT

The Company determined that an entry was not made during the three months ended March 31, 2001 to record income earned on the Company's investments in Vestin Fund I, LLC ("Fund I"). As of March 31, 2001, the Managing Member had a weighted average membership units in the Company of approximately 83,000 units. Therefore, the Company has restated the financial statements for the three months ended March 31, 2001 to reflect approximately $27,700 of additional other income related to income earned from Fund I and approximately $9,400 reduction in income tax benefit. For the three months ended March 31, 2001, the restatement net effect of the Company's earnings per share for basic and diluted resulted in no changes.

NOTE 3 - OTHER INVESTMENTS

In August 2000, the Securities Exchange Commissions (SEC), declared effective the registration statement of Fund I under which it will offer up to 10,000,000 units at $10 per unit. Fund I will invest in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the Managing Member of Fund I. As of March 31, 2001, Vestin's investment in Fund I totaled $1,163,000 which is included as other investments totaling $2,019,648. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I which will be paid by Fund I. Vestin Mortgage, Inc. has management fees approximating $7,200 for the three months ended March 31, 2001.

In addition, as of March 31, 2001, other investments consisted of $277,939 in another fund which is in organization and which intends to have business objectives similar to Vestin and which will be managed by the Company; $328,500 in prepaidadvisors.com (a company in which the Company's president is an officer); and $150,000 in creditmart.com (the president of creditmart.com is a shareholder and former director of the Company).

NOTE 4 - DUE FROM RELATED PARTIES

Due from related parties as of March 31, 2001 is comprised of the following:

     Advances   made   to  an   officer/director/shareholder   of  the   Company
     approximating a total of $333,000 bearing no interest and due on demand.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

     Notes receivable of $251,000 from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal along with any accrued interest due as a lump sum on the date of maturity.

     Advances to two entities controlled by shareholders and/or officers of the Company approximating a total of $22,000 bearing no interest and due on demand.

During the three months ended March 31, 2001, the Company paid $37,500 for outsourced financial reporting and accounting services (i.e., SEC and financial reporting, taxation, and other consulting matters) to an accounting firm majority owned by the President and CFO of the Company.

NOTE 5 - CONSULTING AGREEEMENT

In January 2001, the Company consummated a Consulting Agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.60. The 800,000warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of 5 years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement.

For the three months ended March 31, 2001, the Company has expensed $483,000 related to the Consulting Agreement, including $233,000 related to the warrants granted.

NOTE 6 -- NOTES PAYABLE

As of March 31, 2001, notes payable consist of a short-term promissory note totaling $1,500,000 due April 2, 2001, interest at 14% annually; and promissory notes totaling $950,000 to various private investors, due on demand, interest of 12.75% annually. On April 2, 2001, the $1,500,000 note was repaid in full.

NOTE 7 -- DIVESTITURES OF L.L. BRADFORD & COMPANY

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC, a Nevada limited liability company ("Fund I"), which was organized to invest in mortgage loans. As of March 31, 2001, Fund I had raised approximately $62 million from the sale of units registered under a registration statement on Form S-11. The Company is also organizing a second limited liability company to invest in mortgage loans. The second company has filed a registration statement on Form S-11 with the Securities Exchange Commission with respect to the proposed issuance of up to $500,000,000 of its units. The registration statement has not been declared effective by the Securities Exchange Commission and the second company has not commenced operations.

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

MANAGEMENT OF FUND I

Vestin Mortgage is the Manager of Fund I. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which Fund I will invest and makes all investment decisions for Fund I. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for Fund I. Vestin Mortgage receives an annual management fee from Fund I of up to 0.25% of the aggregate capital contributions to Fund I. The Company may, in its sole discretion, waive its management fee. For the quarter ended March 31, 2001, the Company received management fees of approximately $7,200 from Fund I. As of the same date, the Company received approximately 84,000 units in Fund I for cash and expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I. The Company's ownership in Fund I represents approximately 1.3% of the outstanding amount of units as of March 31, 2001.

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

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

The historical operations of the Company for the quarters ended March 31, 2001, and March 31, 2000 are analyzed as follows:

REVENUE

The Company reported total revenues of approximately $4.0 million for the three month period ended March 31, 2001, an increase from $2.8 million for the three month period ended March 31, 2000. The Company derived approximately 93% and 95% of its revenue in the quarters ended March 31, 2001 and 2000, respectively from its mortgage brokerage operations. Approximately 5% and 4% of the Company's total revenue was generated by investments in mortgage loans for the quarters ended March 31, 2001 and 2000, respectively.

The Company placed approximately $45.0 million and $29.1 million loans in the three month periods ended March 31, 2001, and 2000, respectively. The Company uses funds from individual investors, Fund I and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans.

The revenues generated by the Company's mortgage brokerage operations for the three month periods ended March 31, 2001 and 2000 are as follows:

      Type of Revenue              3/31/01          3/31/00
      ---------------              -------          -------
      Loan placement fees        $1,640,000       $1,267,000

      Loan servicing fees        $1,423,000       $1,062,000

      Loan extension fees        $  653,000       $  347,000
                                 ----------       ----------
      Total                      $3,716,000       $2,676,000
                                 ==========       ==========

Loan placement fees are directly related to the size of a particular loan and the creditworthiness of the borrower. Although the overall amount loaned increased approximately 55% in first quarter of 2001, as compared to the first quarter in 2000, average loan placement fees increased only 29% as the quality of borrowers has improved. Average loan placement fees approximated 3.6% for the first quarter 2001 as compared to 4.4% for the same period in 2000. In addition, the Company made fewer loans with a higher average loan amount. Generally, the Company charges lower placement fees for higher quality, less complicated loans. The Company believes this trend may continue as it does more business with better qualified borrowers.

Loan servicing fees are recorded as revenue when such services are rendered.

Extension fees are recorded as revenue at the extension grant date for a particular loan.

DIRECT INVESTMENT

Approximately 5% and 4% of revenues in the three month periods ended March 31, 2001 and 2000, respectively, were derived from investment in mortgage loans. As of March 31, 2001, the Company had approximately $5.9 million invested in mortgage loans. The Company earns additional income from interest earned on monies in its bank deposits.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs and commissions. Sales and marketing expenses amounted to approximately 46% and 23% of the Company's total revenues for the three month period ended March 31, 2001 and 2000, respectively. The increase is primarily related to an increase in advertising costs approximating $1.5 million for the first quarter of 2001 as compared to the first quarter of 2000. The increase is a result of the Company's aggressive efforts to enter new markets such as Florida, Ohio, Oregon, Pennsylvania, Texas, and Arizona. The Company anticipates that its sales and marketing expenses will be substantially lower in future quarters as the initial costs of establishing a presence in certain markets will not be a recurring expense.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to 69% of the total revenues for the first quarter of 2001, an increase from 38% for the first quarter of 2000. The increase is a result of several factors including bringing on Joe Namath as a spokesperson for the Company resulting in $250,000 in additional public relations expense as well as a $233,000 expense related to issuance of warrants to Joe Namath. The Company has also entered into several other contracts including a consulting agreement for approximately $37,000 per month for general consulting. The Company also donated approximately $68,000 to charities

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from continuing operations before provision for income taxes equaled a loss of approximately $0.7 million for the three month period ended March 31, 2001 as compared to income of $1.1 million for the first quarter 2000.

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

At March 31, 2001, the cash flows used by operating activities of the Company approximated $1.6 million or 41% of the Company's total revenue, compared to $0.2 million or 8% during the three month period ended March 31, 2000. Cash used in investing activities approximated $0.7 million or 17% of the Company's revenues during first fiscal quarter 2001, compared to cash provided by investing activities approximating $0.8 million or 27% of total revenues in first quarter 2000. The decrease in cash in the first quarter of 2001 is primarily due to the increased advertising efforts approximating $1.5 million in order to penetrate new markets as well as bringing on Joe Namath as a spokesperson which resulted in more that $0.2 million in expenses.

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

FUNDING SOURCES

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. Of the approximately $45.0 million of mortgage loans placed by the Company in the three month period ended March 31, 2001, the majority was funded by individual investors. The Company has generally experienced a high rate of investors choosing to reinvest through the Company after their mortgage loans mature. For the first quarter 2001, approximately 90% of the individuals who invested through the Company have chosen to reinvest in the loans brokered by the Company. This has provided the Company with a reasonably reliable source of funding for mortgage loans. However, no assurance can be given that the Company will enjoy the same reinvestment rate in the future.

The Company is currently acting as manager of Fund I, a limited liability company organized to invest in mortgage loans. Fund I is seeking to raise up to $100,000,000 through a public offering of its units; as of March 31, 2001, Fund I had raised approximately $61.1 million The Company is also in the process of organizing a second limited liability company to invest in mortgage loans. That company has filed a registration statement with the SEC seeking to register an offering of up to $500,000,000. The registration statement is not yet effective and the company has not commenced any operations. If these limited liability companies are successful in raising funds, they will provide an additional source of funding for mortgage loans placed by the Company.

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

LIMITED EXPERIENCE IN CERTAIN REAL ESTATE MARKETS

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

DEPENDENCE ON KEY PERSONNEL

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

RISKS OF UNDERWRITING STANDARDS AND PROCEDURES

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                                               Page Number/
Exhibit Number                              Description                                       Filing Method
--------------                              -----------                                       -------------
     2.1           Agreement  and Plan of  Reorganization  among the Company,  Capsource,          *
                   Inc. and Stephen J. Byrne, dated as of April 9, 1999

     2.2           Asset Acquisition  Agreement between the Company and Del Mar Holdings,          *
                   Inc., dated as of April 9, 1999

     2.3           Asset Acquisition  Agreement between the Company and Del Mar Mortgage,          *
                   Inc., dated as of April 9. 1999

     2.4           Agreement and Plan of Reorganization among the Company, L. L. Bradford          **
                   & Company  and the  Shareholders  of L. L.  Bradford & Company,  dated
                   March 31, 2000

     3.1           Certificate of Incorporation                                                    ***

     3.2           By-laws                                                                         ***

     10.1          Employment  Agreement between Del Mar Mortgage,  Inc. and Steve Byrne,          ***
                   dated November 3, 1998

     10.2          Transition  Agreement  between Del Mar Mortgage,  Inc. and  Capsource,          ****
                   Inc., dated April 27, 1999 and First Amendment thereto

     10.3          Employment  Agreement  between Del Mar  Mortgage  and Mike  Whiteaker,          ****
                   dated May 3, 1999

     10.4          The 2000 Stock Option Plan of Sunderland Corporation                            ****

     10.5          Employment Agreement between the Company and Michael V. Shustek, dated          ****
                   December 1, 1999

     10.6          Employment  Agreement  between the Company  and Ira S.  Levine,  dated          ******
                   September 1, 2000

     10.7          Employment Agreement between the Company and Lance K. Bradford,  dated          *******
                   April 1, 2000

     10.8          Third Amended and Restated Operating  Agreement of Vestin Fund I, LLC,          *****
                   dated as of November 2, 2000

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

                           VESTIN GROUP, INC.


                           By: /s/ Lance K. Bradford
                           ------------------------------------------
                           Lance K. Bradford, Chief Financial Officer
                           (Authorized Officer and Principal Accounting Officer)

                           Date: December 11, 2001