Form 10QSB/A
period 2001-06-30
VESTIN GROUP INC
filed 2001-12-14
CIK 1068132

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

                               VESTIN GROUP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet                                        1
         Consolidated Statements of Operations                             2
         Consolidated Statements of Stockholders' Equity                   3
         Consolidated Statements of Cash Flows                             4
         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussions and Analysis                             6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                16

Item 2.  Changes in Securities and Use of Proceeds                        16

Item 3.  Defaults Upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VESTIN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (UNAUDITED)


                               ASSETS

Cash                                                               $    629,349
Accounts receivable                                                   3,218,630
Due from related parties                                                517,808
Distributions receivable from related parties                            58,891
Investments in marketable securities available for sale                  45,683
Investments in mortgage loans on real estate                          6,061,247
Other investments                                                     2,221,526
Prepaid expenses                                                        250,000
Other assets                                                            163,274
Property and equipment                                                  276,659
Deferred tax assets                                                     335,718
                                                                   ------------

       Total assets                                                $ 13,778,785
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                              $  1,445,161
Income taxes payable                                                  1,740,618
Due to related parties                                                  155,442
Line of credit                                                        2,000,000
Note payable                                                            950,000
                                                                   ------------
       Total liabilities                                              6,291,221
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares
   authorized; no shares issued                                              --
  Common stock, $.0001 par value; 100 million shares authorized;
   6,989,270 shares issued, 6,131,870 shares outstanding                    699
  Treasury stock, at cost                                              (707,482)
  Additional paid-in capital                                          2,204,269
  Retained earnings                                                   7,079,473
  Note receivable from related party                                   (940,710)
  Accumulated other comprehensive loss                                 (148,685)
                                                                   ------------
       Total stockholders' equity                                     7,487,564
                                                                   ------------

       Total liabilities and stockholders' equity                  $ 13,778,785
                                                                   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      VESTIN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                       For the three months             For the six months
                                                                          ended June 30,                 ended June 30,
                                                                  -----------------------------    ----------------------------
                                                                     2001              2000           2001             2000
                                                                  -----------       -----------    -----------      -----------
                                                                  (Restated)                       (Restated)
Revenues
  Loan placement and related fees                                 $ 4,535,539       $ 3,592,309    $ 8,253,646      $ 6,234,576
  Interest income                                                     119,937           164,065        329,359          281,813
  Other income                                                         60,131             6,725         87,994               --
                                                                  -----------       -----------    -----------      -----------
       Total revenues                                               4,715,607         3,763,099      8,670,999        6,516,389

Expenses
  Sales and marketing expenses                                      1,962,262           470,875      4,435,173          927,574
  General and administrative expenses                               2,357,996         1,187,857      4,401,385        2,393,559
  Interest expenses                                                    96,647            47,533        227,370           73,590
                                                                  -----------       -----------    -----------      -----------
       Total expenses                                               4,416,905         1,706,265      9,063,928        3,394,723

Income (loss) from continuing operations before
 provision for income taxes                                           298,702         2,056,834       (392,929)       3,121,666

Provision for income taxes                                            109,870           699,324       (125,285)       1,061,366
                                                                  -----------       -----------    -----------      -----------

       Net income (loss) from continuing operations                   188,832         1,357,510       (267,644)       2,060,300

Discontinued operations
  Income from discontinued operations - Financial Services
   Division, net of income taxes of $0, $74,835, $0, and
   $145,230                                                                --           145,268             --          281,918
                                                                  -----------       -----------    -----------      -----------

       Net income (loss)                                          $   188,832       $ 1,502,778    $  (267,644)     $ 2,342,218
                                                                  ===========       ===========    ===========      ===========
Earnings per common share - Basic
  Income (loss) from continuing operations                        $      0.03       $      0.19    $     (0.04)     $      0.29
                                                                  ===========       ===========    ===========      ===========
  Income from discontinued operations                             $        --       $      0.02    $        --      $      0.04
                                                                  ===========       ===========    ===========      ===========
       Net income (loss)                                          $      0.03       $      0.22    $     (0.04)     $      0.34
                                                                  ===========       ===========    ===========      ===========
Earnings per common share - Diluted
  Income (loss) from continuing operations                        $      0.03       $      0.19    $     (0.04)     $      0.29
                                                                  ===========       ===========    ===========      ===========
  Income from discontinued operations                             $        --       $      0.02    $        --      $      0.04
                                                                  ===========       ===========    ===========      ===========
       Net income (loss)                                          $      0.03       $      0.22    $     (0.04)     $      0.34
                                                                  ===========       ===========    ===========      ===========
Weighted average number of common shares outstanding - Basic        6,161,809         6,989,270      6,169,363        6,989,270
                                                                  ===========       ===========    ===========      ===========
Weighted average number of common shares outstanding - Diluted      6,958,449         6,989,270      6,169,363        6,989,270
                                                                  ===========       ===========    ===========      ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      VESTIN GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                       Preferred Stock            Common Stock           Treasury Stock
                                       -----------------      --------------------    ---------------------
                                       Shares     Amount       Shares       Amount     Shares       Amount
                                       ------     ------       ------       ------     ------       ------
Balance at January 1, 2001               --       $  --       6,989,270     $ 699       2,400     $ (11,306)

Divestiture of L.L. Bradford
 and Company                             --          --              --        --     800,000      (540,000)

Treasury stock acquired                  --          --              --        --      55,000      (156,176)

Expenses related to issuance
 of common stock warrants                --          --              --        --          --            --

Note receivable from related party                   --              --        --          --            --

Unrealized loss on investments in
 marketable securities                   --          --              --        --          --            --

Net loss                                 --          --              --        --          --            --
                                       ----       -----       ---------     -----     -------     ---------

Balance at June 30, 2001                 --       $  --       6,989,270     $ 699     857,400     $(707,482)
                                       ====       =====       =========     =====     =======     =========


                                      Additional     Note Receivable      Other
                                        Paid-in       From Related    Comprehensive    Retained
                                        Capital          Party            Loss         Earnings       Total
                                        -------          -----            ----         --------       -----
Balance at January 1, 2001            $1,739,427       $      --       $(115,790)    $7,347,117    $8,960,147

Divestiture of L.L. Bradford
 and Company                                  --              --              --             --      (540,000)

Treasury stock acquired                       --              --              --             --      (156,176)

Expenses related to issuance
 of common stock warrants                464,842              --              --             --       464,842

Note receivable from related party            --        (940,710)             --             --      (940,710)

Unrealized loss on investments in
 marketable securities                        --              --         (32,895)            --       (32,895)

Net loss                                      --              --              --       (267,644)     (267,644)
                                      ----------       ---------       ---------     ----------    ----------

Balance at June 30, 2001              $2,204,269       $(940,710)      $(148,685)    $7,079,473    $7,487,564
                                      ==========       =========       =========     ==========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       VESTIN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the six months ended June 30,
                                                                                ---------------------------------
                                                                                   2001                   2000
                                                                                -----------           -----------
Cash flows from operating activities:
  Net income (loss)                                                             $  (267,644)          $ 2,342,218
  Less net income from discontinued operations                                           --               281,918
                                                                                -----------           -----------
  Income (loss) from continuing operations                                         (267,644)            2,060,300
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
    Depreciation and amortization                                                    26,754                 5,853
    Expenses related to warrants granted                                            464,842                    --
  Changes in operating assets and liabilities:                                           --                    --
    Accounts receivable                                                            (779,599)              (22,782)
    Distributions receivable from related parties                                   (58,891)                   --
    Other assets                                                                   (127,709)             (390,305)
    Due from stockholder                                                             87,289                    --
    Due from related parties                                                         (6,738)             (257,127)
    Prepaid expenses                                                               (250,000)                   --
    Deferred tax asset                                                             (125,285)                   --
    Accounts payable and accrued expenses                                           683,600               (83,336)
    Due to related parties                                                          (49,249)             (244,641)
    Income taxes payable                                                           (439,394)              861,366
                                                                                -----------           -----------
        Net cash provided (used) by operating activities of continuing
         operations                                                                (842,024)            1,929,328

Cash flows from investing activities:
  Purchase of property and equipment                                               (118,730)              (33,118)
  Cash advanced on notes receivable                                                (812,500)             (926,210)
  Principal payments received on notes receivable                                   153,000                    --
  Sale of real estate held for sale                                                 896,000                    --
  Purchase of investment in marketable securities                                   (19,068)              (66,979)
  Purchase of other investments                                                    (679,289)             (295,192)
  Purchase of investments in mortgage loans on real estate, net of sales           (700,719)                   --
  Sale of investments in mortgage loans on real estate, net of purchases                 --             1,622,665
                                                                                -----------           -----------
        Net cash provided (used) by investing activities of continuing
         operations                                                              (1,281,306)              301,166

Cash flows from financing activities:
  Advances (payments) on line of credit, net                                      2,000,000            (1,980,000)
  Payments on notes payable                                                        (140,000)               (5,661)
  Distributions to stockholders                                                          --               (60,035)
  Purchase of treasury stock                                                       (156,176)                   --
                                                                                -----------           -----------
        Net cash provided (used) by financing activities of continuing
         operations                                                               1,703,824            (2,045,696)
                                                                                -----------           -----------
Net cash provided (used) by continuing operations                                  (419,506)              184,798
Net cash provided by discontinued operations                                             --                60,035
                                                                                -----------           -----------
Net change in cash                                                                 (419,506)              244,833
Cash, beginning of period                                                         1,048,855             1,093,044
                                                                                -----------           -----------

Cash, end of period                                                             $   629,349           $ 1,337,877
                                                                                ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                      $   191,007           $    73,590
                                                                                ===========           ===========
    Cash paid for income taxes                                                  $   500,000           $        --
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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

NOTE 2 - RESTATEMENT

The Company determined that certain entries were not made in during the three and six months ended June 30, 2001 to record penalties and interest related to federal income tax obligations and income earned on the Company's investments in Vestin Fund I, LLC ("Fund I"). As of June 30, 2001, the Managing Member had a weighted average membership units in the Company of approximately 89,000 units. Therefore, the Company has restated the income statements for the three months ended June 30, 2001 to reflect approximately $31,000 of additional other income related to income earned from Fund I; approximately $24,000 of additional general and administrative, and $36,000 of additional interest expenses related to federal tax obligations; and approximately $1,700 reduction in income tax expense. The Company has restated the income statements for the six months ended June 30, 2001 to reflect approximately $59,000 of additional other income related to income earned from Fund I; approximately $24,000 of additional general and administrative, and $36,000 of additional interest expenses related to federal tax obligations; and approximately $7,700 reduction in income tax benefits. For the three months ended June 30, 2001, the restatement net effect of the Company's earnings per share for basic and diluted resulted in decreases of $0.01 and $0.00, respectively. For the six months ended June 30, 2001, the restatement net effect of the Company's earnings per share for basic and diluted resulted in no changes.

NOTE 3 - OTHER INVESTMENTS

In June 2001, Vestin Fund I, LLC ("Fund I"), completed the sale of 10,000,000 units at $10 per unit. Fund I invests in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the Managing Member of the Fund I. As of June 30, 2001, Vestin's investment in Fund I totals $1,000,000 which is included as part of Other Investments totaling $2,221,526. For the six months ended June 30, 2001, the Company recorded revenues of approximately $59,000 from its investment in Fund I as a result of distributions declared during the months of January 2001 through June 2001 and is reflected as distributions receivable as of June 30, 2001. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three and six months ended September 30, 2001, Vestin Mortgage received to management fees from Fund I of approximately $-- and $7,200, respectively.

Total management fees waived by Vestin Mortgage for the three and six months ended June 30, 2001 approximated $58,000 and $91,000, respectively. As of June 30, 2001, the Company owed Fund I approximately $148,000 related to shared loan placement fees during fiscal year 2000. This balance bears no interest and is due on demand.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

In June 2001, the SEC declared effective the registration statement of Vestin Fund II, LLC ("Fund II") under which it will offer up to 50,000,000 units at $10 per unit. Fund II is similar to Fund I as it will invest in mortgage loans secured by real property. As of June 30, 2001, Vestin's investment in Fund II approximated $593,000 which is included as part of Other Investments totaling $2,221,526. Vestin Mortgage, Inc. is also the managing member of Fund II entitling it to receive annual management fees of 0.25% of the aggregate capital contributions to Fund II. During the three and six months ended June 30, 2001, Vestin Mortgage elected to waive all management fees from Fund II. Total management fees waived by Vestin Mortgage for the three and six months ended June 30, 2001 approximated $2,200 and $2,200, respectively.

Total management fees waived from Fund I and II for the three and six months ended June 30, 2001 approximated $39,700 and $61,500 (net of tax effect), respectively, or $0.01 and $0.01 basic and fully diluted earnings per common share, respectively.

NOTE 3 - NOTE RECEIVABLE FROM RELATED PARTY

Note receivable to related party totaling $940,710 at June 30, 2001 relates to amounts loaned to a shareholder, secured with 155,400 shares of the Company's common stock owned by this shareholder. The note bears no interest and matures on January 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties as of June 30, 2001 is comprised of the following:

     Advances   made   to  an   officer/director/shareholder   of  the   Company
     approximating a total of $245,000 bearing no interest and due on demand.

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

During the three and six months ended June 30, 2001, the Company paid $37,500 and $75,000, respectively, for outsourced financial reporting and accounting services (i.e., SEC and financial reporting, taxation, and other consulting matters) to an accounting firm majority owned by the President and CFO of the Company.

NOTE 5 - TREASURY STOCK

During the second quarter ended June 30, 2001, the Company acquired 55,000 shares of treasury stock for a total value of approximately $156,000. As of June 30, 2001, the Company has a total of 857,400 shares held in treasury.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE 6 - LINES OF CREDIT

In June 2001, a line of credit with a financial institution was extended for one year and increased by $1 million for a total of $4 million. The $4 million line of credit has a new expiration date of June 2002. As of June 30, 2001, the outstanding principal balance on this line of credit is zero

In addition, the Company was extended a $2 million line of credit with another financial institution which is payable in installments of interest only at the prime lending rate plus 2% and has an expiration date of June 2002. The line of credit is guaranteed by the Company's majority stockholder. As of June 30, 2001, the entire principal balance on this line of credit is outstanding.

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company ("the Fund I"), which was organized to invest in mortgage loans. As of June 30, 2001, the Fund I had sold all of the 10 million units registered under a registration statement on Form S-11. The Company has also organized Vestin Fund II, LLC ("the Fund II"), a second limited liability company to invest in mortgage loans. The second company filed a registration statement on Form S-11 with the Securities Exchange Commission which was declared effective on June 13, 2001. The Fund II will issue of up to $500 million of its 50 million units. As of June 30, 2001, the Fund II has raised approximately $10.5 million from issuance of units.

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

MANAGEMENT OF FUND I AND FUND II

Vestin Mortgage is the Manager of both Fund I and Fund II. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which these Funds will invest and makes all investment decisions for these Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for these Funds. Vestin Mortgage receives an annual management fee from each Fund of up to 0.25% of the aggregate capital contributions to each Fund. The Company may, in its sole discretion, waive its management fee. For the quarter ended June 30, 2001, the Company did not receive any management fees from either Fund I or Fund II. As of the same date, the Company received approximately 100,000 units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 59,000 units for the same in the Fund II. The Company's ownership in Funds I and II represent approximately 1% and 5% of the outstanding amount of units, respectively, as of June 30, 2001.

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The historical operations of the Company for the quarters ended June 30, 2001, and June 30, 2000 and for the six month periods ended June 30, 2001 and 2000 are analyzed as follows:

REVENUE

The Company reported total revenues of approximately $4.7 million for the three month period ended June 30, 2001, an increase of 25% from $3.8 million for the three month period ended June 30, 2000. The Company derived approximately 96% and 95% of its revenue in the quarters ended June 30, 2001 and 2000, respectively from its mortgage brokerage operations. The remaining revenue was principally generated by interest earned from investments in mortgage loans and bank depository accounts for the quarters ended June 30, 2001 and 2000.

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

The revenues generated by the Company's mortgage brokerage operations for the three month periods ended June 30, 2001 and 2000 are as follows:

      Type of Revenue               6/30/01              6/30/00
      ---------------               -------              -------
      Loan placement fees        $  2,554,000         $  2,481,000

      Loan servicing fees        $  1,297,000         $  1,002,000

      Loan extension fees        $    685,000         $    109,000
                                 ------------         ------------

      Total                      $  4,536,000         $  3,592,000
                                 ============         ============

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

DIRECT INVESTMENT

Approximately 2% of revenues in the three month periods ended June 30, 2001 and 2000 were derived from investment in mortgage loans. As of June 30, 2001, the Company had approximately $5.2 million invested in mortgage loans. The Company earns additional income from interest earned on monies in its bank deposits.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses amounted to approximately 42% and 13% of the Company's total revenues for the three month periods ended June 30, 2001 and 2000, respectively. The increase for the second quarter 2001 is primarily related to an increase in advertising costs approximating $0.8 million and the increase in public relations expenses of $0.6 million related to the Company bringing on Joe Namath as a spokesperson as compared to the second quarter of 2000. The increase is a result of the Company's aggressive efforts to enter new markets such as Florida, Oregon, Texas, and Arizona.

Sales and marketing expenses, for the six months ended June 30, 2001, approximated $4.4 million as compared to $0.9 million for the same period in 2000. The increase is primarily related to the aforementioned increase in advertising and public relations efforts to penetrate new markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to $2.4 million or 50% of the total revenues for the second quarter of 2001, an increase of 99% from $1.2 million for the second quarter of 2000. The increase is a result of several factors to include an increase in wages of $0.3 million, legal and professional fees of $0.2 million, as well as a general increase in general and administrative expenses related to the Company's growth. The Company has also entered into several other contracts including a consulting agreement for approximately $37,000 per month for general consulting.

General and administrative expenses, for the six months ended June 30, 2001, approximated $4.4 million as compared to $2.4 million for the same period in 2000. The increase is related to a number of factors including an increase in wages approximating $1.0 million, legal and professional fees approximating $0.2 million, and consultation fees approximating $0.4 million as well as a general increase in general and administrative expenses related to the Company's growth.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from continuing operations before provision for income taxes equaled an income of approximately $0.3 million for the three month period ended June 30, 2001 as compared to $2.1 million for the second quarter 2000.

For the six month period ended June 30, 2001, the Company incurred a loss from continuing operations approximating $0.4 million as opposed to an income from continuing operations of $3.1 million for the six months ended June 30, 2000.

DISCONTINUED OPERATIONS

On March 31, 2000, the Company consummated a merger with L.L. Bradford & Company
(LLB) acquiring all of LLB's capital stock in exchange for 800,000 shares of the Company's common stock. LLB operates as a certified public accounting and consulting practice in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of the Company's change in business focus in December 2000, the Company consummated a Purchase Agreement on January 1, 2001 with the former shareholders of LLB, whereby, the Company repurchased the 800,000 shares of its common stock originally issued to the former shareholders of LLB and divested itself of LLB. The Company has accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29. The repurchase was considered to be a distribution of nonmonetary assets to the former shareholders of LLB, whereby the rescission of prior business combination was based on the historical cost of the nonmonetary assets distributed and no gain or loss was recognized. The repurchase of the 800,000 shares is recorded as Treasury Stock at book value. The Consolidated Financial Statements for the second quarter 2000 reflect L.L. Bradford as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of L.L. Bradford have been segregated in the consolidated income statements, and cash flows for the second quarter of 2000 as well as for the six months ended June 30, 2000. For the second quarter of 2000, discontinued operation generated income of approximately $145,000. For the six months ended June 30, 2000, discontinued operations generated income of approximately $282,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is  a  measure  of  an  entity's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

For the six months ended June 30, 2001, the cash flows used by operating activities of the Company approximated $.8 million or 10% of the Company's total revenue, compared cash provided by operating activities of $1.9 million or 30% during the six month period ended June 30, 2000. Cash used in investing activities approximated $0.3 million or 4% of the Company's revenues during the six months ended June 30, 2001, compared to cash provided by investing activities approximating $1.3 million or 15% of total revenues during the same period of the prior year. The decrease in cash in the second quarter of 2001 is primarily due to the increased advertising efforts approximating $2.5 million in order to penetrate new markets as well as engaging Joe Namath as a spokesperson which resulted in a cash outlay of $250,000.

The Company has historically relied upon the cash flow from operations to provide for its capital requirements. During the six months ended June 30, 2001, the Company incurred an operating loss of $0.3 million and a negative operating cash flow of approximately $0.8 million. These results were largely a result of a significant increase in marketing, sales, and general and administrative expenses. Management believes that the results of the first six month period is not indicative of the results for the remainder of the year. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at June 30, 2001, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

However, the Company will require additional financing in order to expand its business operations. The Company maintains a $4,000,000 revolving line of credit with a financial institution. There was no balance outstanding on this line of credit as of June 30, 2001. The line of credit is payable in monthly installments of interest only at the prime lending rate plus 1.0% (6.75% at June 30, 2001) and expires on June 15, 2002. The line of credit is guaranteed by the Company's majority stockholder and is secured by the deeds of trust on the property being advanced against. The line of credit agreement limits payments of dividends on the Company's stock and transfers between related parties without prior written consent from the financial institution. The line of credit contains certain covenants, which the Company has complied with or received waivers for as of June 30, 2001.

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                                    Page Number/
Exhibit Number                              Description                             Filing Method
--------------                              -----------                             -------------
     2.1         Agreement   and  Plan  of   Reorganization   among  the  Company,         *
                 Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999

     2.2         Asset  Acquisition  Agreement  between  the  Company  and Del Mar         *
                 Holdings, Inc., dated as of April 9, 1999

     2.3         Asset  Acquisition  Agreement  between  the  Company  and Del Mar         *
                 Mortgage, Inc., dated as of April 9. 1999

     2.4         Agreement  and Plan of  Reorganization  among the Company,  L. L.        **
                 Bradford  & Company  and the  Shareholders  of L. L.  Bradford  &
                 Company, dated June 30, 2000

     3.1         Certificate of Incorporation                                            ***

     3.2         By-laws                                                                 ***

     10.1        Employment  Agreement  between Del Mar  Mortgage,  Inc. and Steve       ***
                 Byrne, dated November 3, 1998

     10.2        Transition   Agreement   between  Del  Mar  Mortgage,   Inc.  and       ****
                 Capsource, Inc., dated April 27, 1999 and First Amendment thereto

     10.3        Employment Agreement between Del Mar Mortgage and Mike Whiteaker,       ****
                 dated May 3, 1999

     10.4        The 2000 Stock Option Plan of Sunderland Corporation                    ****

     10.5        Employment  Agreement between the Company and Michael V. Shustek,       ****
                 dated December 1, 1999

     10.6        Employment Agreement between the Company and Ira S. Levine, dated       ******
                 September 1, 2000

     10.7        Employment  Agreement  between the Company and Lance K. Bradford,       *******
                 dated April 1, 2000

     10.8        Third Amended and Restated Operating  Agreement of Vestin Fund I,       *****
                 LLC, dated as of November 2, 2000

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

                        VESTIN GROUP, INC.


                        By: /s/ Lance K. Bradford
                        --------------------------------------------------------
                        Lance K. Bradford, President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                        Date: December 11, 2001