Form 10KSB40
period 2001-12-31
VESTIN GROUP INC
filed 2002-04-01
CIK 1068132

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

 | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

        For the transition period from _______________ to _______________

                        Commission File Number 000-24803

                               VESTIN GROUP, INC.
                               ------------------
                 (Name of small business issuer in its charter)

           Delaware                                               522102142
           --------                                               ---------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                 2901 El Camino Avenue, Las Vegas, Nevada 89102
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (702) 227-0965
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $21,441,638

      As of March 15, 2002, there were 5,502,148 shares of the issuer's common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on March 15, 2002 was approximately $13,737,896.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer's Proxy Statement on Schedule 14A for the 2002 Annual Meeting of the Stockholders of the issuer (Part III).

Transitional Small Business Disclosure Format (check one):  Yes | | No |X|

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

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

In December 1999, Vestin Group acquired Vestin Capital, Inc., formerly DM Financial Services, Inc. ("Vestin Capital"), a registered broker-dealer in 49 states. Vestin Group also acquired DM Mortgage Advisers, Inc., an Arizona based mortgage funding business which has changed its name to Vestin Mortgage Advisers, Inc. ("VM Advisers"), in exchange for Vestin Group's Common Stock in December 1999. Both Vestin Capital and VM Advisors were wholly owned by Michael Shustek, who received 10,300 shares of Vestin Group's Common Stock for Vestin Capital, and 17,700 shares of Vestin Group's Common Stock for VM Advisers in connection with the acquisitions.

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC; "VF-I"), a Nevada limited liability company which was organized to invest in mortgage loans. VF-I filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer and sell up to $100,000,000 of its units. In August 2000, the SEC declared the Form S-11 effective; by June 2001, VF-I had raised $100,000,000 from the sale of units. The Company also organized Vestin Fund II, LLC ("VF-II"), a second Nevada limited liability company to invest in mortgage loans. VF-II filed a registration statement with the SEC with respect to the proposed issuance of up to $500,000,000 of its units which was declared effective in June 2001. As of March 15, 2002, VF-II had raised approximately $175,000,000 through the sale of its units. VF-I and VF-II are sometimes referred to collectively hereinafter as the "Funds."

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

In furtherance of the Company's goal to become a full service financial service firm, on August 31, 2000, the Company acquired Mortgage Source Inc., a Nevada company whose business focused on mortgage financing for single family residences ("Mortgage Source"). Pursuant to this acquisition, the Company acquired all of Mortgage Source's capital stock in exchange for 251,000 shares of the Company's Common Stock.

At the end of 2000, the Company decided to refocus its efforts on its commercial mortgage operations. As a result, in January 2001, the Company entered into a Purchase Agreement with the former shareholders of L.L. Bradford whereby the Company repurchased its 800,000 shares of Common Stock. The Company also decided to unwind the acquisition of Mortgage Source. Thus, on January 10, 2001, the Company and Mortgage Source rescinded the acquisition and the Company paid the former Mortgage Source shareholder a total of $175,000. See Note V to the Financial Statements for further information regarding these transactions.

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

The loans brokered by the Company for the Funds typically require the borrowers to execute promissory notes on the behalf of the Funds. The Members of the Funds receive monthly interest payments from the promissory notes as paid by the borrowers. The deeds of trust grant a security interest in the real property that serves as collateral for the loan. The Company will arrange loans which generally range from 50-75% of the value of the property that serves as collateral for the loan in order to provide protection for the investments while permitting a significant return.

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

The Company monitors the repayment of the loans through its loan accounting department which services the loans. Servicing agents in the loan accounting department receive loan payments from the borrowers, disburse corresponding payments to the applicable lenders and assist in collection efforts on past due loans. Additionally, the servicing agents review loan status reports and alert collection agents in the Company in the event a borrower has not made a payment on its loan within five (5) days of such payment's due date. Collection agents notify the delinquent borrower of its default and allow the borrower to respond in a timely fashion prior to engaging in foreclosure action. Should the Company be required to commence foreclosure action on property serving as collateral to a loan in default, the Company will simultaneously begin negotiations with potential purchasers of the foreclosed property. Neither the Company nor the Funds intend to hold foreclosed properties as an investment.

Management of VF-I and VF-II

Vestin Mortgage is the Manager of VF-I and VF-II, Nevada limited liability companies. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which VF-I and VF-II will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage receives an annual management fee up to 0.25% of the aggregate capital contributions to VF-I and VF-II per annum. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2001, the Company had received management fees of approximately $131,000 from VF-I and $87,000 from VF-II as compared to $25,000 from VF-I in 2000. The Company received approximately 100,000 Units in VF-I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in VF-I, and through December 31, 2001, had received 110,000 units from VF-II for such offering expenses which is the maximum amount receivable for such expenses under the Operating Agreement of VF-II.

The Operating Agreements for VF-I and VF-II allow Vestin Mortgage to be indemnified for any action, claim or liability arising from any act or omission made in good faith and in the performance of its duties under the Operating Agreement.

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

Bridge Loans

Up to 15% of the Company's brokered loans are bridge loans. Such loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. The Company will review the appraisal of the value of the property and will generally arrange for loans of up to 75% of that value.

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

Sources of Revenue

The Company's mortgage brokerage operations generate revenues through (i) loan placement fees on the loans it brokers; (ii) loan servicing fees; and (iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 95% of the Company's revenues in 2000 and 2001.

For each loan brokered by the Company, the Company receives a loan placement fee between 2% to 6% of the principal amount of the loan. Such fee is a competitive fee based upon local market conditions. An evaluation and processing fee of up to 5% per loan is charged to document and package the loan. Such fee is also a competitive fee based upon local market conditions. The servicing fee for administering the financing is an annual fee up to .25% of the outstanding principal of each loan. Loan extension fees may be up to 5% of outstanding principal on the loan as determined by law and local market conditions. Late charges are assessed for non-timely payments.

During the year ended December 31, 2001, there were 54 mortgage loans placed by the Company with an aggregate value of $243,894,870. During the year ended December 31, 2000, there were 86 mortgage loans placed by the Company with an aggregate value of $222,195,839. During fiscal 1999, there were 111 loans placed by the Company with an aggregate value of $198,151,020. The majority of the loans placed by the Company are secured by real estate located in Nevada and other western states such as Arizona, California, Hawaii, Texas, Utah and Washington.

The following chart sets forth a summary of the types of loans arranged by the Company for the years ended December 31, 2001, 2000 and 1999.

-------------------------------------------------------------------------------------------------------------------------
               LOAN TYPE                        NUMBER OF         AGGREGATE          LOAN PLACEMENT           AVERAGE
               ---------                          LOANS         DOLLAR AMOUNT         FEES BY LOAN       ORIGINATION FEES
                                                ORIGINATED        IN TOTAL                TYPE            AS A % OF LOANS
                                                ----------        --------                ----            ---------------
-------------------------------------------------------------------------------------------------------------------------
                 2001
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Bridge and Residential Loans                        13          $ 87,868,600          $  3,333,050              3.79%
-------------------------------------------------------------------------------------------------------------------------
Construction and Acquisition and                    21          $ 99,353,000          $  4,392,617              4.42%
Development Loans
-------------------------------------------------------------------------------------------------------------------------
Land Loans                                           8          $ 12,180,000          $    494,775              4.06%
-------------------------------------------------------------------------------------------------------------------------
Commercial Loans                                    12          $ 44,493,270          $  1,773,082              3.98%
                                                   ---          ------------          ------------              ----
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                    54          $243,894,870          $  9,993,524
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                 2000
-------------------------------------------------------------------------------------------------------------------------
Bridge and Residential Loans                        41          $ 57,636,600          $  2,355,157              4.09%
-------------------------------------------------------------------------------------------------------------------------
Construction and Acquisition and                    29          $131,458,671          $  4,875,895              3.71%
Development Loans
-------------------------------------------------------------------------------------------------------------------------
Land Loans                                          16          $ 33,100,568          $  1,241,271              3.75%
                                                   ---          ------------          ------------              ----
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                    86          $222,195,839          $  8,472,323
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                 1999
-------------------------------------------------------------------------------------------------------------------------
Bridge and Residential Loans                        38          $ 32,692,170          $  1,628,410              4.98%
-------------------------------------------------------------------------------------------------------------------------
Construction and Acquisition and                    47          $133,161,850          $  6,278,599              4.72%
Development Loans
-------------------------------------------------------------------------------------------------------------------------
Land Loans                                          26          $ 32,297,000          $  1,356,474              4.20%
                                                   ---          ------------          ------------              ----
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                   111          $198,151,020          $  9,263,483
-------------------------------------------------------------------------------------------------------------------------

Investment in Mortgage Loans and Other Investments

The Company accesses funds for loans which it brokers primarily from the Funds. From time to time, the Company may co-invest in certain mortgage loans. The type and nature of such mortgage loans generally mirror the composition of loans placed through the Company's mortgage brokerage operations. As of December 31, 2001, the Company held for investment approximately $6,100,000 of interests in mortgage loans. Interest Income generated by such investments comprised less than 5% of the Company's revenues for 2001 and 2000.

In the event of a default of one of the loans brokered by the Company, the Company will instigate foreclosure activity on the property securing the corresponding loan and as a result, own such real estate. The types of real estate which the Company may own as a result of foreclosure include raw and undeveloped land and commercial and residential properties. Simultaneously with the foreclosure actions, the Company anticipates entering into negotiations with potential purchasers of such property. At December 31, 2001, the Company had two properties totaling $4,517,390, which were acquired through foreclosure and recorded as investments in real estate held for sale. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell. It is not the Company's intent to invest in or own real estate.

In February 2001, the Company sold an investment in commercial real estate for $896,000. The sale of the investment was a result of a foreclosure of a property containing an office building with 1 to 2 tenants due to a borrower defaulting on a loan owed to the Company. No gain or loss was recorded on this transaction.

As of December 31, 2001, the Company held approximately 100,000 units in VF-I, representing approximately 1% of the equity of VF-I, and 110,000 units in VF-II, representing approximately 0.9% of the equity of VF-II. The primary activity of VF-I and VF-II consists of investing in mortgage loans. The Company serves as manager of the Funds and evaluates loans to determine in which loans the Funds should invest.

Competition

The Company must compete both for sources of funds to finance the mortgage loans which it brokers and for borrowers who are seeking mortgage loans.

Competition for Funds

Historically, the main source of the Company's funds has been individual investors interested in the investment opportunity offered by the Company. In 2001, the main source of the Company's funds was from the Funds. In seeking investors for the Funds, the Company competes with alternative investment vehicles as well as competing mortgage brokers. The attractiveness of the Company's mortgage loans as compared with other investment opportunities depends upon the yields on loans placed by the Company, the safety of the underlying investment, the Company's reputation, general economic conditions and real estate market conditions. The Company's principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. However, the Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the Company is smaller than many of the full service financial firms which market alternative investment vehicles and has a more limited operating history.

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

Employees

As of December 31, 2001, the Company employed 43 personnel. Of these employees, 22 were employed to identify and arrange for loans and 21 performed general and administrative as well as information technology and marketing functions. The Company has entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. The Company's office is approximately 12,500 square feet and houses the Company's marketing, loan processing and administrative personnel. The lease agreement governing this property expires on April 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in the following lawsuit incurred in the ordinary course of business.

On or about November 22, 2000, a borrower which had defaulted on various loans arranged by Vestin Mortgage filed a cause of action against the Company in the U.S. District Court for the District of Nevada. The complaint in Howard Bulloch et al. v. Vestin Mortgage, Inc. et al. alleges, among other things, that the Company breached a contract with the borrower and seeks damages of at least $2,500,000. The Company has denied the allegations and intends to vigorously defend its position. The case is in early discovery stage and is not currently set for trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company commenced trading its Common Stock on the OTC Bulletin Board on December 10, 1999 under the symbol "DLMA." In the third quarter of fiscal year ended 2000, the Company's Common Stock was approved for quotation on the Nasdaq Small Cap Market. In June 2000, the Company changed its symbol to "VSTN."

The table below lists the quarterly high and low sales prices for the Common Stock as reported by the Nasdaq for the four quarters in 2001 and 2000 and the high and low bid price for the Common Stock as reported by the OTC Bulletin Board for the fourth quarter of fiscal 1999. The price reported by the OTC Bulletin Board reflects inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. As of March 15, 2002, the closing sale price for the Company's Common Stock was $6.65 per share. On that date, there were 443 stockholders of record. The figure does not reflect the beneficial stockholders whose shares are held in nominee names.

                                                          Nasdaq Small Cap Market
                                                          -----------------------

                                                      US $High                US $Low
                                                      --------                -------
2001

 Fourth Quarter                                         8.45                   2.87

 Third Quarter                                          3.32                   1.35

 Second Quarter                                         4.65                   2.00

 First Quarter                                          5.13                   4.06

2000

 Fourth Quarter                                         6.88                   3.13

 Third Quarter                                          8.25                   6.50

 Second Quarter                                         8.06                   7.25

 First Quarter                                          7.69                   6.13

                                                             OTC Bulletin Board
                                                             ------------------

                                                      US $High                US $Low
                                                      --------                -------
1999

 Fourth Quarter                                         6.75                   5.50

(b)   Holders

      On March 15, 2002, there were approximately 443 stockholders of record of the Company's Common Stock.

(c)   Dividends

Any determination to pay dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. According to the Company's Certificate of Designations, holders of the Company's Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock, which may be paid in cash or in Common Stock and are not cumulative. During November 2001, the Company adopted a resolution to declare a $0.02 per share dividend to Common Stock shareholders on record as of December 20, 2001, which will be paid on January 10, 2002. In addition, the Company paid approximately $76,000 in dividends to Preferred Stock shareholders during 2001. On March 5, 2002, the Company announced that on April 15, 2002 it would pay a cash dividend of $.10 per share to all Common Stock shareholders of record as of March 20, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following financial review and analysis concerns the financial condition and results of operations of the Company for the years ended December 31, 2001 and 2000. This information should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 AND YEAR ENDED DECEMBER 31, 2000

REVENUE

Historical Performance

The Company reported total revenues of approximately $21,442,000 in 2001, an increase from $15,353,000 in 2000. The Company derived approximately 95% of its revenue in both fiscal 2001 and 2000 from its mortgage brokerage operations. Less than 5% of the Company's total revenue was generated by investments in mortgage loans. The increase in revenue was primarily due to the following factors: First, in 2001, the Company generated $4,100,000 in extension fees as compared to approximately $1,100,000 of extension fees in 2000. This increase, which also represented an increase from 0.5% to 1.7% of the loans managed by the Company, was attributable to a limited number of large loans which were extended, generating high extension fees. Management does not believe that the extension fees generated in 2001 are indicative of the level of extension fees which the Company may receive in the future. While the absolute amount of extension fees may be expected to increase as the principal amount of loans arranged by the Company increases, extension fees as a percentage of outstanding loans are not expected in the future to be equal to the percentage generated in 2001.

Secondly, the Company's loan placement fees were 4.5% of total loans arranged in 2001 as compared to 3.8% in 2000. As a result, the Company generated $10,985,000 of loan placement fees in 2001 as compared to $8,472,000 in 2000. The total amount of loans arranged by the Company may increase in the future if the Company is able to raise additional funding for VF-II. Management believes the increase in origination fees as a percentage of loans arranged was due in large part to the tighter lending requirements of traditional lenders which resulted in more potential borrowers seeking funds from the Company. However, as the Company continues its efforts to enhance the quality of its borrowers, it is possible that loan placement fees in the future will be a lower percentage of loans originated as better quality borrowers are often able to secure more favorable terms. The principal amount of loans arranged by the Company increased by approximately 10% from 2000.

The Company placed 54 and 86 loans with an aggregate value of $243,894,870 and $222,195,839 in the fiscal years ended December 31, 2001, and 2000, respectively. Historically, the Company has used funds from individual investors, VF-I, VF-II and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans. In 2001, the Company used funds primarily from VF-I and VF-II.

Direct Investment

Less than 5% of revenues in fiscal 2001 and 2000 were derived from investment in mortgage loans. As of December 31, 2001 and 2000, the Company had approximately $6,074,000 and $5,500,000 invested in mortgage loans, respectively. As of December 31, 2001 the Company also had $2,100,000 invested as capital contributions in VF-I and VF-II. The Company earns additional income from interest earned on monies in its bank deposits.

Geographical Expansion

Historically, the Company has focused its operations in Arizona, California, Hawaii, Nevada and Texas. The Company has developed a significant degree of knowledge with respect to the real estate markets in these locales. Such knowledge is critical to the Company's business strategy which emphasizes the Company's ability to process loan applications more quickly than many conventional lenders. One of the key factors in attracting qualified borrowers is the Company's ability to approve a mortgage loan quickly (20 days or less.) The Company is able to rapidly process loan applications in large part because the Company's underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company's ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs and commissions. Sales and marketing expenses amounted to approximately 35% and 14% of the Company's total revenues for the fiscal years ended December 31, 2001 and 2000, respectively. The significant increase in marketing expenses is primarily attributable to the following factors: (i) the Company conducted sales efforts throughout 2001 in connection with the public offerings of the Funds; during 2000, the Company's marketing of Fund Units was limited to the last four months of the year; (ii) the Company engaged Joe Namath as its principal spokesman in January 2001; and (iii) the Company broadened the scope of its marketing efforts in 2001 as the Funds are eligible for sale in approximately 40 states. The Company believes that in 2002 it may incur sales and marketing expenses at a level reduced from that incurred in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, transition fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to 47% of the total revenues for the year ended December 31, 2001, as compared to 46% in 2000. General and administrative expenses may decrease as a percentage of revenues as the Company continues to grow. The Company anticipates that general and administrative expenses will remain constant as a percentage of total revenues for the year 2002 as compared to prior years. As the Company continues to grow in subsequent years, it believes that its overall general and administrative expenses will decrease as a percentage of total revenues.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, income from continuing operations before provision for income taxes equaled 14% of the Company's total revenues in 2001, a decrease from 38% in 2000.

DISCONTINUED OPERATIONS

As a result of the Company's decision to refocus its efforts on its commercial mortgage operations, L.L. Bradford was spun off in January 2001. The Consolidated Financial Statements as of December 31, 2000 and 1999 reflect L.L. Bradford as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of L.L. Bradford have been segregated in the consolidated balance sheets, income statements, and cash flows. Net assets of the discontinued operations as of December 31, 2000 were approximately $572,000. For the year ended December 31, 2001, the Company did not generate income from discontinued operations. For the years ended December 31, 2000 and 1999, the discontinued operations generated net income of approximately $362,000 and $377,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity's ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and the sale of securities.

During 2001, the Company raised $9,378,000 from the private placement of Series A Convertible Preferred Stock ("Preferred Stock"). The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Company's Common Stock, which may be paid in cash or in Common Stock and are not cumulative. At the option of the holder thereof, the Preferred Stock is convertible into Common Stock at the conversion price of $6.08 per share. There is no liquidation preference for the holders of Preferred Stock in the event of voluntary or involuntary liquidation; however, the holders will participate, on an as-converted basis, ratably with the holders of Common Stock then outstanding. The Preferred Stock is redeemable at the option of the Company according to the terms of the Company's Certificate of Designations, as amended.

The Company maintains a total of $6,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. No balances were outstanding on these lines of credit as of December 31, 2001. These lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.75% at December 1, 2001), and expire in June 2002. These lines of credit are guaranteed by the Company's Chief Executive Officer and majority stockholder and are secured by the deeds of trust on the property being advanced against. These lines of credit contain certain covenants, which the Company has complied with as of December 31, 2001.

Funding Sources

The Company must have access to funding sources that are prepared to invest in mortgage loans which the Company arranges. Historically, the Company relied primarily upon individual investors for this purpose. This provided the Company with a reasonably reliable source of funding for mortgage loans.

However, in order to expand its business, the Company organized two public funds dedicated to investing in mortgage loans and since January 2001, the Company has depended upon VF-I and VF-II as its principal funding sources. VF-I completed a public offering of its units in June 2001; as of December 31, 2001 it had approximately $97,000,000 invested in mortgage loans. VF-II is currently seeking to raise $500,000,000 through a public offering of its units; as of March 15, 2002 VF-II had raised approximately $175,030,800 through the sale of units of which approximately $167,850,000 was invested in mortgage loans. The Company's wholly owned subsidiary, Vestin Mortgage, is the manager of both Funds.

The Company's ability to continue to attract investors to acquire units in VF-II depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company's track record and the Company's reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans (approximately 13.2% for 2001). These yields may prove more attractive in the near term if equity markets are perceived as risky or volatile and if most fixed rate investments do not offer comparable yields.

Notwithstanding the high historical yields generated by its mortgage loans, the Company believes its ability to attract investors to VF-II may be impaired by the Company's small size and VF-II's limited operating history. In addition, the VF-II Units and the mortgage loan interests acquired by VF-II are not federally insured as are certain bank deposits and are generally illiquid as compared to government or corporate bonds. Thus, the Company's ability to generate high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company's ability to attract investors would suffer if the performance of Company-arranged mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available. If the Company's access to funding sources deteriorates for any reason, then the scope of the Company's operations will decline proportionately.

The Company from time to time considers additional funding sources for its mortgage brokerage operations including new and/or expanded credit facilities and securitization arrangements. The Company has no current commitments in this regard, and there can be no assurance that the Company will be able to obtain any additional financing.

COMMITMENTS AND CAPITAL REQUIREMENTS

The Company does not anticipate any material capital expenditures during the next 12 months. The Company is committed to pay Mr. Namath's management company $1,000,000 a year through 2005. In addition, the Company anticipates incurring significant marketing expenses related to the sale of Units of VF II as well as the general promotion of Vestin and its services. The Company's minimum obligation for office rent and equipment leases in 2002 is approximately $320,000. Fees generated by its mortgage brokerage activities should be sufficient to meet all of these capital requirements. Factors that could reduce cash flow from mortgage brokerage operations include a general slowdown of commercial real estate lending activity, a reduction in the amount of funds available to invest in mortgages and a significant level of defaults on outstanding loans. The current recession has not resulted in a significant slowdown in commercial lending activity in the markets serviced by the Company with the sole exception of Hawaii which has suffered a significant decline in tourism after September 11, 2001. However, a prolonged or deeper recession could adversely impact the market for commercial real estate loans. The Company believes that with the capital currently invested in the Funds, it will continue to have adequate funding sources to operate its mortgage brokerage business. The Company continually monitors potential defaults on outstanding loans; at this time, neither Fund has any reserve for loan losses and the Company believes that the collateral underlying the Funds' loans is sufficient to protect against any loss of principal. However, no assurance can be given that there will not be a significant increase in loan defaults, particularly if the recession is prolonged. If the Company's mortgage brokerage operations do not generate sufficient cash flow, the Company might be required to cut back the scope of its operations and the extent of its marketing and promotional efforts.

Also, on March 5, 2002, the Company declared that on April 15, 2002 it would pay a cash dividend of $.10 per share to all Common Stock shareholders of record as of March 20, 2002. Such declaration requires the Company to also pay the Preferred Stock shareholders a dividend in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum. The Company anticipates that it may declare additional dividends to Common Stock Shareholders in 2002.

The Company does not have any commitments or obligations which are not reflected in its financial statements. The Company does not have any interest in any off-balance sheet special purpose entities nor does it have any interest in non-exchange traded commodity contracts.

Related Party Transactions

The Company has entered into a number of transactions with its principal shareholder and other related parties. Such transactions fall into the following categories:

1. Transactions with the Funds

The Operating Agreements of VF-I and VF-II allow the Company to receive Units in the Funds for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in VF-I and VF-II. Through December 31, 2001, the Company received 100,000 Units of limited liability company interest in VF-I and 110,000 Units of limited liability company interest in VF-II, which are the maximum amounts receivable from the Funds. The Company will not be reimbursed by the Funds for marketing and organizational expenses other than as set forth above. These terms were established by the Company and are contained in the Operating Agreements which govern the Funds.

The Company is entitled to a management fee from each Fund equal to 0.25% of the amount of capital in each Fund. In 2001, the Company voluntarily waived $82,000 of the management fee due from VF I. In making these decisions, Company management took into account the performance of the Funds and overall revenues generated by the Company from borrowers. These decisions were not negotiated or reviewed with any third party. In 2001, the Company recorded management fees from VF-II approximating $87,000. The total management fees waived by the Funds for the year ended December 31, 2001 approximated $54,200 (net of tax effect).

2. Transactions with Officers and Directors and their Affiliates

Prior to becoming a public company, a predecessor of the Company which was organized as an S corporation, loaned the Company's principal shareholder and Chief Executive Officer approximately $352,000 to enable him to pay taxes on undistributed S corporation income. That loan remains outstanding at December 31, 2001. The loan does not bear interest and is due on demand. The terms of the loan were not reviewed by any independent party.

In 2000, the Company loaned a junior officer approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The loan was reviewed and approved by the Company's Audit Committee. The loan is unsecured but is backed by a personal guaranty. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004.

The Company has an investment of approximately $453,000 in an investment advisory firm organized by the Company's President and Chief Financial Officer. The Company received a 1.6% stake in the investment advisory firm in exchange for its investment. There is no market for such equity units. The transaction was reviewed and approved by the Company's Audit Committee.

The Company has an investment of $150,000 in an internet credit reporting company founded by a former director of the Company. In consideration of its investment, the Company received 150,000 shares of preferred stock in the credit reporting company; there is no market for such shares. The investment was reviewed and approved by the Company's Audit Committee.

The Company invested $69,310 out of $669,310 in a mortgage loan indirectly owned by the Company's Chief Executive Officer (CEO), and the remaining portion of the loan amount totaling $600,000 was funded by another entity owned 100% by the CEO of the Company. The note bears interest at 13.5% and matures in January 2003. At December 31, 2001, the note was delinquent in interest payments; the note is secured by a first deed of trust on the property and has a loan to value ratio of 31.87%. Accordingly, management estimates that an allowance for loan loss is not necessary for this loan.

In 2001, the Company paid approximately $150,000 for accounting services to an accounting firm majority owned by the Company's President and Chief Financial Officer. The Company is charged the accounting firm's standard hourly rates for such services. The agreement with such accounting firm was reviewed and approved by the Company's Audit Committee.

3. Transactions with Investors

In 2001, the Company borrowed $5,000,000 from an investor in the Funds in order to increase the Company's working capital. In November 2001, the loan was converted into convertible preferred stock. The terms of the loan and the convertible preferred stock were reviewed and approved by the Company's Board of Directors.

In November 2000, the Company announced a stock repurchase program. In early 2001, two shareholders of the Company proposed to resell to the Company an aggregate of 155,400 shares of the Company's common stock (the "Shares"). Shortly prior to being contacted by these shareholders, an executive officer of the Company had been contacted by a Nevada real estate developer who had an existing business relationship with the Company; the developer expressed an interest in acquiring a large block of Company stock. The Company attempted to facilitate a sale of the Shares to the developer. However, the developer lacked sufficient liquidity to acquire the Shares. The Company thereupon financed the purchase of the Shares by the developer by transferring its interests in certain trust deeds worth approximately $940,000 to the selling shareholders while receiving from the developer a recourse promissory note in like amount secured by the Shares. In December 2001, the Company released the developer's note in exchange for all of the Shares. At such time, the market price for the Company's common stock was $7.55. The Shares were thereupon retired.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company's operating results may be affected by:

      Limited experience in certain real estate markets.

      Currently, the Company brokers mortgage loans primarily in areas in which Vestin Mortgage has substantial experience such as Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on the Company's performance, it plans to expand the Company's operations throughout the United States. However, Vestin Mortgage has limited experience outside of certain western states. Real estate markets vary greatly from location to location. Vestin Mortgage's limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions and may delay the loan approval process. This delay could have a material impact on the Company's competitive advantage of providing fast loan approvals. Accordingly, Vestin Mortgage plans to utilize independent real estate advisors located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. No assurance can be given such advisors will provide effective assistance to the Company.

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

Competition for Funds

The ability of the Company to access funds for mortgage loans depends upon the perceived attractiveness of yields on loans placed by the Company, the safety of the underlying investment, the Company's reputation, general economic conditions and real estate market conditions. The Company's principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. The Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that the Company is smaller than many of the full service financial firms offering alternative investment vehicles and has a more limited operating history are disadvantages in seeking to attract investors. As a result, the Company's ability to provide a high rate of return is critical to its ability to sell additional Units of VF II or to attract other funding sources. In this regard, any significant level of defaults on loans arranged by the Company could have a material adverse effect upon the performance of the Funds, thereby impairing the ability of the Company to continue to raise funds for VF II. While the Company believes that its loan to value ratios are generally sufficiently low to protect against a loss of principal on defaulted loans, no assurance can be given that this will prove correct, particularly if a significant number of defaults occur at a time when commercial real estate values are dropping rapidly in the markets serviced by the Company. Moreover, loans that are in foreclosure may not provide any current income, thereby reducing the overall performance of the Funds.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included herewith commencing on page 4.

                                 C O N T E N T S

                                                                            PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................      3

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet......................................      4

         Consolidated Statements of Income...............................      5

         Consolidated Statements of Stockholders' Equity.................      6

         Consolidated Statements of Cash Flows...........................      7

         Notes to Consolidated Financial Statements......................      9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
VESTIN GROUP, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of Vestin Group, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Group, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP


Reno, Nevada
February 8, 2002 (Except for Note X,
as to which the date is March 5, 2002,
and the first paragraph of Note Q,
as to which the date is March 29, 2002)

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

                                     ASSETS

Cash                                                                $ 3,776,682
Accounts receivable, net                                              3,909,016
Due from stockholder                                                    351,899
Due from related parties                                                486,613
Notes receivable                                                      1,627,499
Investments in marketable securities available for sale                  28,762
Investments in real estate held for sale                              4,517,390
Investments in mortgage loans on real estate                          6,074,394
Other investments - related parties                                   2,703,499
Other assets                                                            542,011
Property and equipment, net                                             304,717
                                                                    -----------

            Total assets                                            $24,322,482
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                               $ 1,522,765
Dividend payable                                                        112,324
Income taxes payable                                                  1,463,243
Due to related parties                                                   56,729
Note payable                                                          4,397,232
                                                                    -----------
            Total liabilities                                         7,552,293
                                                                    -----------

Commitments and contingencies                                                --
                                                                    -----------

Stockholders' equity
      Preferred stock, $.0001 par value; 20 million shares
       authorized; 937,800 shares issued and outstanding                     94
      Common stock, $.0001 par value; 100 million shares
       authorized; 5,568,198 shares issued and outstanding                  557
      Additional paid-in capital                                      7,948,778
      Retained earnings                                               8,984,283
      Accumulated other comprehensive loss                             (163,523)
                                                                    -----------
            Total stockholders' equity                               16,770,189
                                                                    -----------

            Total liabilities and stockholders' equity              $24,322,482
                                                                    ===========

The accompanying notes are an integral part of this statement.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,

                                                              2001          2000
                                                          -----------   -----------
Revenues
     Loan placement and related fees                      $20,201,393   $14,549,415
     Interest income                                          605,763       724,919
     Other income                                             634,482        78,333
                                                          -----------   -----------
               Total revenues                              21,441,638    15,352,667
                                                          -----------   -----------
EXPENSES
     Sales and marketing expenses                           7,577,806     2,185,356
     General and administrative expenses                   10,064,969     7,069,482
     Interest expenses                                        753,361       312,596
                                                          -----------   -----------
               Total expenses                              18,396,136     9,567,434
                                                          -----------   -----------
               Income from continuing operations
                before provision for income taxes           3,045,502     5,785,233

PROVISION FOR INCOME TAXES                                  1,220,281     2,019,893
                                                          -----------   -----------
               NET INCOME FROM CONTINUING
                OPERATIONS                                  1,825,221     3,765,340

DISCONTINUED OPERATIONS
     Income from discontinued operations - Financial
     Services Division, net of income taxes of $140,869            --       361,658
                                                          -----------   -----------
               NET INCOME                                 $ 1,825,221   $ 4,126,998
                                                          ===========   ===========

EARNINGS PER COMMON SHARE - BASIC
     Income from continuing operations                    $      0.29   $      0.54
                                                          ===========   ===========
     Income from discontinued operations                  $        --   $      0.05
                                                          ===========   ===========
     Net income                                           $      0.29   $      0.59
                                                          ===========   ===========

EARNINGS PER COMMON SHARE - DILUTED
     Income from continuing operations                    $      0.26   $      0.54
                                                          ===========   ===========
     Income from discontinued operations                  $        --   $      0.05
                                                          ===========   ===========
     Net income                                           $      0.26   $      0.59
                                                          ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                                        5,985,701     6,989,206
                                                          ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - DILUTED                                      6,794,634     7,010,127
                                                          ===========   ===========

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000

                                                       PREFERRED STOCK           COMMON STOCK                 TREASURY STOCK
                                                     ------------------     ----------------------     ---------------------------
                                                      SHARES     AMOUNT       SHARES        AMOUNT       SHARES          AMOUNT
                                                     -------     ------     ----------      ------     ---------       -----------
Balance at January 1, 2000                                --      $--        6,989,270       $ 699            --       $        --

Comprehensive income:
     Net income                                           --       --               --          --            --                --
     Net unrealized loss on investments
      available-for-sale, net of tax of $59,649

            Total comprehensive income

Treasury stock acquired                                   --       --               --          --        (2,400)          (11,306)

Distribution to stockholders of
 L.L. Bradford & Company                                  --       --               --          --            --                --
                                                     -------      ---       ----------       -----     ---------       -----------

BALANCE AT DECEMBER 31, 2000                              --       --        6,989,270         699        (2,400)          (11,306)

Comprehensive income:
     Net income                                           --       --               --          --            --                --
     Net unrealized loss on investments
      available-for-sale, net of tax of $24,591           --       --               --          --            --                --

            Total comprehensive income

Divestiture of L.L. Bradford & Company                    --       --               --          --      (800,000)         (540,000)

Issuance of preferred stock                          937,800       94               --          --            --                --

Payment of preferred stock dividend                       --       --               --          --            --                --

Declaration of common stock dividend                      --       --               --          --            --                --

Common stock issued for employee bonuses                  --       --               --          --        30,000            44,442

Expenses related to issuance of warrants                  --       --               --          --            --                --

Treasury stock acquired                                   --       --               --          --      (648,672)       (3,640,581)

Retirement of treasury stock                              --       --       (1,421,072)       (142)    1,421,072         4,147,445
                                                     -------      ---       ----------       -----     ---------       -----------

BALANCE AT DECEMBER 31, 2001                         937,800      $94        5,568,198       $ 557            --       $        --
                                                     =======      ===       ==========       =====     =========       ===========

                                                                                      ACCUMULATED
                                                      ADDITIONAL                         OTHER
                                                       PAID-IN          RETAINED     COMPREHENSIVE
                                                       CAPITAL          EARNINGS          LOSS             TOTAL
                                                     -----------       ----------    -------------      -----------
Balance at January 1, 2000                           $ 1,739,427       $3,280,932       $      --       $ 5,021,058

Comprehensive income:
     Net income                                               --        4,126,998              --         4,126,998
     Net unrealized loss on investments
      available-for-sale, net of tax of $59,649                                --        (115,790)         (115,790)
                                                                       ----------       ---------       -----------
            Total comprehensive income                                  4,126,998        (115,790)        4,011,208

Treasury stock acquired                                       --               --              --           (11,306)

Distribution to stockholders of
 L.L. Bradford & Company                                      --          (60,813)             --           (60,813)
                                                     -----------       ----------       ---------       -----------

BALANCE AT DECEMBER 31, 2000                           1,739,427        7,347,117        (115,790)        8,960,147

Comprehensive income:
     Net income                                               --        1,825,221              --         1,825,221
     Net unrealized loss on investments
      available-for-sale, net of tax of $24,591               --               --         (47,733)          (47,733)
                                                                       ----------       ---------       -----------
            Total comprehensive income                                  1,825,221         (47,733)        1,777,488

Divestiture of L.L. Bradford & Company                        --               --              --          (540,000)

Issuance of preferred stock                            9,377,904               --              --         9,377,998

Payment of preferred stock dividend                           --          (75,731)             --           (75,731)

Declaration of common stock dividend                          --         (112,324)             --          (112,324)

Common stock issued for employee bonuses                  49,758               --              --            94,200

Expenses related to issuance of warrants                 928,992               --              --           928,992

Treasury stock acquired                                       --               --              --        (3,640,581)

Retirement of treasury stock                          (4,147,303)              --              --                --
                                                     -----------       ----------       ---------       -----------

BALANCE AT DECEMBER 31, 2001                         $ 7,948,778       $8,984,283       $(163,523)      $16,770,189
                                                     ===========       ==========       =========       ===========

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                             2001              2000
                                                                         -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                         $ 1,825,221       $ 4,126,998
      Less net income from discontinued operations                                --          (361,658)
                                                                         -----------       -----------
      Income from continuing operations                                    1,825,221         3,765,340
      Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
          Depreciation and amortization                                       74,861            19,479
          Stock based compensation                                         1,023,192                --
          Loss on investment in real estate held for sale                         --           397,194
          Changes in operating assets and liabilities:
              Accounts receivable                                         (1,469,985)       (1,530,184)
              Other assets                                                  (271,422)         (158,808)
              Due from stockholder                                           (20,037)         (331,862)
              Due from related parties                                      (220,116)          (15,533)
              Increase in notes receivable                                  (814,999)               --
              Accounts payable and accrued expenses                          761,204           330,597
              Due to related parties                                        (147,962)           (7,803)
              Income taxes payable                                          (716,769)        1,443,137
                                                                         -----------       -----------
                  Net cash provided by operating activities
                   of continuing operations                                   23,188         3,911,557
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                    (194,895)         (169,157)
      Cash advanced on notes receivable                                           --          (250,964)
      Principal payments received on notes receivable                        153,000           170,000
      Purchase of investment in real estate held for sale                   (407,746)               --
      Proceeds from sale of investment in real estate held for sale           83,500                --
      Purchase of investment in marketable securities                        (41,576)         (120,000)
      Purchase of other investments                                       (1,161,262)       (1,422,622)
      Purchase of investments in mortgage loans on real
       estate, net of sales                                               (1,526,366)           27,506
                                                                         -----------       -----------
                  Net cash used in investing activities of
                   continuing operations                                  (3,095,345)       (1,765,237)
                                                                         -----------       -----------

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                            YEARS ENDED DECEMBER 31,

                                                                             2001              2000
                                                                         -----------       -----------
Cash flows from financing activities:
      Advances (payments) on line of credit, net                         $        --       $(1,980,000)
      Proceeds from notes payable                                          7,600,000                --
      Payments on notes payable                                           (3,402,412)         (200,000)
      Distribution to stockholders                                                --           (60,813)
      Proceeds from sale of preferred stock                                4,377,998                --
      Issuance of preferred stock dividend                                   (75,731)               --
      Purchase of treasury stock                                          (2,699,871)          (11,306)
                                                                         -----------       -----------
                  Net cash provided by (used in) financing
                   activities of continuing operations                     5,799,984        (2,252,119)
                                                                         -----------       -----------

                  Net cash provided by (used in) continuing
                   operations                                              2,727,827          (105,799)
                                                                         -----------       -----------

                  Net cash provided by discontinued operations                    --            61,609
                                                                         -----------       -----------

                  NET INCREASE (DECREASE) IN CASH                          2,727,827           (44,190)

CASH AT BEGINNING OF YEAR                                                  1,048,855         1,093,045
                                                                         -----------       -----------

CASH AT END OF YEAR                                                      $ 3,776,682       $ 1,048,855
                                                                         ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for federal income taxes                                 $ 2,167,342       $   800,000
                                                                         ===========       ===========
      Cash paid for interest                                             $   639,358       $   326,302
                                                                         ===========       ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Sale of real property in exchange for note receivable              $   812,500       $        --
                                                                         ===========       ===========
      Acquisition of real properties in exchange for notes payable       $ 4,109,644       $        --
                                                                         ===========       ===========
      Exchange of mortgage loan for note receivable                      $   940,710       $        --
                                                                         ===========       ===========
      Spin-off L.L. Bradford & Company                                   $   572,147       $        --
                                                                         ===========       ===========
      Issuance of 500,000 shares of preferred stock in satisfaction
       of note payable                                                   $ 5,000,000       $        --
                                                                         ===========       ===========
      Retirement of 1,421,072 shares of common stock                     $ 4,147,445       $        --
                                                                         ===========       ===========
      $0.02 per share of common stock dividends declared                 $   112,324       $        --
                                                                         ===========       ===========
      Exchange of note receivable for acquisition of treasury stock      $   940,710       $        --
                                                                         ===========       ===========

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

      Vestin Group, Inc. ("Vestin Group" or the "Company"), formerly Sunderland Corporation, was incorporated in the State of Delaware on June 2, 1998. The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary. Vestin Mortgage, Inc. ("Vestin Mortgage") operates as a mortgage company licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. The Company's primary operations consist of arranging for investor funding of commercial, construction, acquisition and development, land and residential mortgage loans in Southern Nevada. The Company also services such loans.

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

      Under generally accepted accounting principles, the acquisition of the Del Mar Entities was considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition was equivalent to the issuance of stock by the Del Mar Entities for the net monetary assets of Vestin Group, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" ("Vestin Group"), are those of the "legal acquiree" ("Del Mar Entities") (i.e., the accounting acquirer).

      Accordingly, the consolidated financial statements of Vestin Group for the year ended December 31, 1999 are the combined historical financial statements of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc., as restated to reflect the business combination accounted for as a pooling-of-interest. The assets not acquired, net of the liabilities not assumed, have been accounted for as distributions to Del Mar Mortgage, Inc. and Del Mar Holdings, Inc.'s stockholders.

      The business combination with Vestin Mortgage has been accounted for as a purchase business combination. The cost of Vestin Mortgage is based upon the fair value of the 20,000 common shares issued to the Vestin Mortgage shareholder, which was $12,360. The acquisition resulted in the recognition of $1,390 of goodwill.

      On December 23, 1999, the Company consummated an agreement to acquire all the outstanding capital stock of Vestin Capital, Inc., a Las Vegas, Nevada based securities broker-dealer for 10,300 shares of the Company's common stock and Vestin Mortgage Advisors, Inc. (formerly known as DM Mortgage Advisors, Inc.), a Phoenix, Arizona based mortgage funding company, for 17,700 shares of the Company's common stock. The acquisition of Vestin Capital, Inc. and Vestin Mortgage Advisors, Inc. is accounted for as a pooling of interest.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      ORGANIZATION - Continued

      In February 2000, the Company changed its business focus to provide a wide array of financial services. As a result of this business focus change, the Company acquired L.L. Bradford & Company ("LLB") and Mortgage Source, Inc. ("MSI") during fiscal year 2000. However, due to unfavorable changing market conditions, the Company reverted back to its original business focus of providing commercial and other loans in December 2000. Accordingly, the Company divested itself of LLB and terminated its acquisition of MSI in January 2001 as further described in Note V.

      The Company operates in one business segment as a result of the LLB and MSI divestiture discussed above.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION

      The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs. Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are recorded as revenue at the extension grant date.

      Loan origination fees related to the Company's investments in mortgage loans on real estate are amortized by the effective interest method over the term of the related obligation.

      INVESTMENTS IN MARKETABLE SECURITIES

      Investments in marketable securities consist of equity securities. The securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      INVESTMENTS IN MARKETABLE SECURITIES - Continued

      Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The cost of investments sold is determined on the specific identification method.

      INVESTMENTS IN REAL ESTATE HELD FOR SALE

      The investments in real estate held for sale are recorded at the lower of cost or fair value less cost to sell.

      INVESTMENTS IN MORTGAGE LOANS

      Investments in mortgage loans are secured by trust deeds and mortgages. Substantially all of the mortgage loans are fixed rate loans with maturities of one year or less, interest ranging from 6% to 14%, and secured by first and second deeds of trust. Currently, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of principal or interest is 90 days past due. Management believes the underlying value of the assets securing the mortgage loans was sufficient at December 31, 2001 to realize the carrying value. Accordingly, no allowance for loan losses has been established.

      ALLOWANCE FOR LOAN LOSSES

      When deemed necessary, the Company will set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans, and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. The cost of repairs and maintenance is charged to expense as incurred.

      ADVERTISING COSTS

      Advertising costs are expensed as incurred and were approximately $4,220,000 and $1,035,000 for the years ended December 31, 2001 and 2000, respectively.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

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

      Stock-based compensation is accounted for under FAS No. 123, Accounting for Stock-Based Compensation. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note Q for pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

      RECENT PRONOUNCEMENTS

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

      - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      RECENT PRONOUNCEMENTS - Continued

      - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

      - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

      - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

      - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      The adoption of these standards will not have a material impact on the Company's financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the Accounting and Reporting Provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effect of Disposals on a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. We are currently evaluating the impact of the adoption of SFAS 144 but do not expect its impact to be material to the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Beginning on January 1, 2003, the new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction and development and (or) normal operation of long-lived assets. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE B - ACCOUNTS RECEIVABLE

      The Company services loans which have been arranged for the investor parties through a servicing agreement. The servicing agreement stipulates that all extension fees charged on behalf of the investors shall be retained by the Company as part of the loan servicing fees. Accounts receivable represent extension, interest and loan placement fees earned but not yet received. As of December 31, 2001, accounts receivable totaling $3,909,016 is net of allowance for doubtful accounts of $157,252.

NOTE C - NOTES RECEIVABLE

      Notes receivable consist of five promissory notes related to fees earned and proceeds from properties sold by the Company. These notes receivable have maturities ranging from October 2002 through December 2006 and interest rates ranging from 0.0% to 12%. Of the $1,627,499 recorded as notes receivable, $912,500 is secured by deeds of trust and $400,000 is secured by furniture, fixtures and equipment. The remaining balance of $314,999 is unsecured.

NOTE D - INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

      At December 31, 2001, the Company's investments in mortgage loans had maturity dates ranging from January 1999 through June 2006. The Company had approximately $443,000 in loans that were greater than 90 days past maturity at December 31, 2001.

      In addition, the Company had approximately $1,505,000 in loans that were delinquent greater than 90 days in regards to interest at December 31, 2001, which the Company was in the process of foreclosure. As of December 31, 2001, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company's management estimates that an allowance for loan losses is not necessary.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE E - OTHER INVESTMENTS

      In June 2001, Vestin Fund I, LLC ("Fund I"), completed the sale of 10,000,000 units at $10 per unit. Fund I invests in mortgage loans secured by real property. Vestin Mortgage, Inc. a subsidiary of the Company is the Managing Member of the Fund I. As of December 31, 2001, Vestin's investment in Fund I totals $1,000,000 which is included as part of Other Investments totaling $2,703,499. For the year ended December 31, 2001, the Company recorded revenues of approximately $151,000 from its investment in Fund I as a result of distributions declared during 2001. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During 2001 and 2000, Vestin Mortgage recorded management fees from Fund I of approximately $131,000 and $25,000, respectively. Total management fees waived by Vestin Mortgage for the years ended December 31, 2001 and 2000 approximated $82,000 and $-0-, respectively.

      In June 2001, the SEC declared effective the registration statement of Vestin Fund II, LLC ("Fund II") under which it will offer up to 50,000,000 units at $10 per unit. Fund II is similar to Fund I as it will invest in mortgage loans secured by real property. As of December 31, 2001, Vestin's investment in Fund II was $1,100,000 which is included as part of Other Investments totaling $2,703,499. For the year ended December 31, 2001, the Company recorded revenues of approximately $47,000 from its investment in Fund II as a result of distributions declared during 2001. Vestin Mortgage, Inc. is also the managing member of Fund II entitling it to receive annual management fees of 0.25% of the aggregate capital contributions to Fund II. During 2001, Vestin Mortgage recorded management fees from Fund II approximating $87,000.

      Total management fees waived from Fund I and II for the year ended December 31, 2001 approximated $54,200 (net of tax effect), or $0.01 basic and fully diluted earnings per common share.

      Other investments consist primarily of equity holdings in PrepaidAdvisors.com and Creditmart.com (see Note M) totaling $603,500. These investments are recorded at historical cost and although the market value of these investments are not readily determinable, management believes the fair value of these investments exceeds its carrying cost.

NOTE F - INVESTMENT IN REAL ESTATE HELD FOR SALE

      The Company has two properties totaling $4,517,390 recorded as investments in real estate held for sale. The Company acquired these properties through foreclosure during the year, and these properties are subject to existing liens (see Note H). The investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell. The underlying value of these investments was sufficient at December 31, 2001 to realize their carrying value. Accordingly, no allowance for impairment has been established.

NOTE G - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of December 31, 2001:

Furniture and equipment                                                $178,082
Computers                                                               226,134
                                                                       --------
                                                                        404,216
Less: Accumulated depreciation                                          (99,499)
                                                                       --------

Total property and equipment                                           $304,717
                                                                       ========


                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE H - NOTES PAYABLE

      Notes payable totaling $4,397,232, at December 31, 2001, consist of the following:

Promissory notes to various parties secured by real property included as part of investments in real estate held for sale,
interest ranging from 12% to 15% paid monthly, and due on demand.             $2,095,000

Promissory notes to various parties secured by real property included as part of investments in real estate held for sale,
interest ranging from 11.5% to 15% paid monthly, and due on demand.            1,352,232

Promissory notes to various parties related to foreclosed real estate property in 1999 and subsequently sold in 2001 in which the
Company carried a promissory note included in notes receivable. The note payable has an interest rate ranging from 10.75% to 12.75% paid
monthly, unsecured, and due on demand                                            950,000
                                                                              ----------

                                                                              $4,397,232
                                                                              ==========

NOTE I - LINES OF CREDIT

      The Company maintains a total of $6,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. No balances were outstanding on these lines of credit as of December 31, 2001. These lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.75% at December 1, 2001) and expire in June 2002. These lines of credit are guaranteed by the Company's Chief Executive Officer and majority stockholder and are secured by the deeds of trust on the property being advanced against. These lines of credit contain certain covenants, which the Company has complied with as of December 31, 2001.

NOTE J - CREDIT AGREEMENT

      The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and other funds of the Company (Note K). The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts and other funds held at the institution at a rate of 1% and invest those funds in commercial paper (securities). The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution's custody and control. The balance drawn down upon the credit agreement was $-0- at December 31, 2001.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE K - TRUST ACCOUNTS

      The Company manages certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At December 31, 2001, the cash held in trust approximated $1,537,000 and the trust receivable was approximately $1,284,000. The related trust liability approximated $2,821,000 at December 31, 2001. The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 2001.

NOTE L - LOANS SERVICED FOR OTHERS

      The Company services loans for others, which are not shown on the balance sheet. The face amount of these loans at December 31, 2001 approximated $387,946,000. Loans serviced for others include commercial loans that are placed by the Company.

NOTE M - RELATED PARTY TRANSACTIONS

      On April 27, 1999, the Company entered into a non-renewable transition agreement (the "Agreement") with Del Mar Mortgage, Inc., a company wholly owned by the Company's Chief Executive Officer and majority stockholder. The Agreement required the Company to pay Del Mar Mortgage, Inc. 25% of loan origination fees earned from April 27, 1999 through October 26, 1999 and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also required the Company to remit to Del Mar Mortgage, Inc. all future loan servicing and extension fees recognized on loans placed by the Company prior to April 27, 1999. The Agreement terminated on April 26, 2000. The Company incurred $286,580 in fees related to the Agreement for the year ended December 31, 2000, which was recorded as part of general and administrative expenses in the consolidated financial statements.

      The Company has approximately $352,000 due from the majority stockholder and Chief Executive Officer of the Company at December 31, 2001. These balances bear no interest and are due on demand.

      The Company has a note receivable totaling $250,964 due from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal along with any accrued interest due as a lump sum on the date of maturity.

      The Company has approximately $222,000 due from Vestin Fund II, LLC included as part of due from related parties of $486,613 at December 31, 2001. This balance bears no interest and is due on demand.

      The Company has an investment in Prepaid advisors.com, a financial services start-up company, of $453,500 recorded at cost as of December 31, 2001. The Chairman of the Board of Directors of this start-up company is the President and Chief Financial Officer of the Company.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE M - RELATED PARTY TRANSACTIONS - Continued

      The Company has an investment in an internet credit reporting start-up company of $150,000 recorded at cost as of December 31, 2001. The President of Creditmart.com is a stockholder and former Director of the Company.

      The Company has an investment in a mortgage loan to an entity that is 100% owned by the Company's Chief Executive Officer (CEO). The note has a face value of $669,310, bears interest at 13.5% and matures in January 2003. At December 31, 2001, this note was delinquent more than 90 days in regards to interest payments. The Company's investment in this mortgage loan was $69,310 at December 31, 2001, and the remaining portion of the loan amount totaling $600,000 was funded by another entity owned 100% by the CEO of the Company. The note is secured by a first deed of trust on the property and has a loan to value ratio of 31.87%. Accordingly, management estimates that an allowance for loan loss is not necessary for this loan.

      During 2001, the Company borrowed $5,000,000 in the form of a promissory note from an investor in Fund I and II, and trust deeds placed by the Company. During November 2001, the Company converted the promissory note of $5,000,000 into Series A Convertible Preferred Stock as full satisfaction (see Note Q).

      In 2001, two shareholders of the Company proposed to resell to the Company 155,400 shares of the Company's common stock under the stock repurchase program. Prior to being contacted by these shareholders, a consultant of the Company expressed interest in acquiring the Company's stock. In order to facilitate this transaction, the Company finalized the purchase of the shares by the consultant by transferring its interests in certain trust deeds in the amount of $940,710 to the selling stockholders and received a recourse promissory note from the consultant for $940,710. In December 2001, the 155,400 shares were returned to the Company in satisfaction of the promissory note, and the shares were retired. No gain or loss was recorded on this transaction.

      During 2001, the Company paid approximately $54,200 for legal fees to a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership.

      During 2001, the Company paid $150,000 for outsourced financial reporting and accounting services (i.e., SEC and financial reporting, taxation, and other consulting matters) to an accounting firm majority owned by the President and CFO of the Company.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE N - INCOME TAXES

      The components of income tax expense (benefit) are as follows at December 31:

                                                     2001               2000
                                                  ----------         ----------
Current                                           $1,475,246         $2,343,655
Deferred                                            (254,965)          (182,893)
Discontinued operations                                   --           (140,869)
                                                  ----------         ----------

                                                  $1,220,281         $2,019,893
                                                  ==========         ==========

      Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31 are as follows:

                                                         2001             2000
                                                       --------         --------
Deferred tax assets:
     Allowance for doubtful accounts                   $ 53,465         $ 11,078
     Unrealized loss on investments                      84,240           59,649
     Spokesperson stock warrants                        315,623               --
     Officer salaries                                    12,070               --
     Impairment loss on property                             --          139,706
                                                       --------         --------

Less: Valuation allowance                                    --               --
                                                       --------         --------

Net deferred tax assets                                $465,398         $210,433
                                                       ========         ========

      Deferred tax assets are included in other assets on the Balance Sheet totaling $542,011.

      The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                    2001                 2000
                                                 ----------           ----------
Statutory tax provision                          $1,035,471           $1,966,979
Non-deductible expenses                             184,810               52,914
                                                 ----------           ----------

                                                 $1,220,281           $2,019,893
                                                 ==========           ==========

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE O - EARNINGS PER COMMON SHARE

      Basic earnings per common share is calculated by dividing net income by the weighted average number of common share outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. The following table reconciles the weighted average number of shares used in the earnings per share calculations as of December 31, 2001 and 2000:

                                                   For the year ended December 31, 2001
                                                 -----------------------------------------
                                                    Income         Shares        Per-Share
                                                 (Numerator)    (Denominator)     Amount
                                                 -----------    -------------    ---------
Net income:                                      $1,825,221
Less:  Preferred stock dividends                    (75,731)
                                                 ----------
Basic EPS:
    Income available to common stockholders       1,749,490       5,985,701        $0.29
                                                                                   =====
Effect of dilutive securities:
    Options/warrants                                     --         808,933           --
                                                 ----------       ---------
Diluted EPS:
    Income available to common stockholders
     plus assumed conversions                    $1,749,490       6,794,634        $0.26
                                                 ==========       =========        =====

                                                   For the year ended December 31, 2000
                                                 -----------------------------------------
                                                    Income         Shares        Per-Share
                                                 (Numerator)    (Denominator)     Amount
                                                 -----------    -------------    ---------
Income from continuing operations:               $3,765,340
                                                 ----------
Basic EPS:
    Income available to common stockholders       3,765,340       6,989,206        $0.54
                                                 ----------                        -----
Effect of Dilutive securities:
    Stock options                                                    20,921
                                                                  ---------
Diluted EPS:
    Income available to common stockholders
     plus assumed conversions                    $3,765,340       7,010,127        $0.54
                                                 ==========       =========        =====

Income from discontinued operations:             $  361,658
                                                 ----------
Basic EPS:
    Income available to common stockholders         361,658       6,989,206        $0.05
                                                 ----------                        -----
Effect of Dilutive securities:
    Stock options                                                    20,921
                                                                  ---------
Diluted EPS:
    Income available to common stockholders
     plus assumed conversions                    $  361,658       7,010,127        $0.05
                                                 ==========       =========        =====

Net income:                                      $4,126,998
                                                 ----------
Basic EPS:
    Income available to common stockholders       4,126,998       6,989,206        $0.59
                                                 ----------                        -----
Effect of Dilutive securities:
    Stock options                                                    20,921
                                                                  ---------
Diluted EPS:
    Income available to common stockholders
     plus assumed conversions                    $4,126,998       7,010,127        $0.59
                                                 ==========       =========        =====

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE O - EARNINGS PER COMMON SHARE - Continued

      Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they would have had an antidiutive effect on EPS for the periods presented include the following: 937,800 shares of convertible preferred stock, 900,000 warrants and 145,000 options.

NOTE P - EMPLOYEE BENEFIT PLAN

      401(K) PLAN

      The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). The Company matches employee contributions dollar for dollar up to 5% of compensation. The Company contributed approximately $110,000 and $28,000 to the plan for the years ended December 31, 2001 and 2000, respectively.

NOTE Q - STOCKHOLDERS' EQUITY

      PREFERRED STOCK

      During fiscal year 2001, the Company issued 937,800 shares of Series A Convertible Preferred Stock ("Preferred Stock") at $10.00 per share for a total of $9,378,000. This consisted of $4,378,000 in cash and $5,000,000 in exchange of a note payable (see Note M). The holder of the Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of any funds legally available therefore, dividends equal to ten percent (10%) of the original issue price prior and in preference to any declaration or payment of any dividends on the Company's common stock; and convertible into the Company's common stock, at the option of the holder thereof, at anytime after the date of issuance at a conversion price of $6.08 per share of common stock. The Preferred Stock is redeemable at the option of the Company at any time commencing one hundred eighty (180) days after the issuance date at a redemption price of eleven dollars ($11.00) per share. On March 29, 2002, the Company amended the Preferred Stock agreement to allow the holders of the Preferred Stock to be entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the original issue price per annum and not more than 10% of the original issued price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock. Dividends on the Series A Preferred may be paid in cash or in Common Stock and shall not be cumulative.

      COMMON STOCK DIVIDENDS

      During November 2001, the Company adopted a resolution to declare a $0.02 per share dividend to common stockholders on record as of December 20, 2001, which will be paid on January 10, 2002.

      STOCK OPTIONS

      During fiscal year 2000, the Company's stockholders approved the adoption of a stock option plan for the benefit of its eligible employees, consultants, officers and directors. The plan provides for 600,000 shares of common stock to be issued upon exercise of stock options. Additionally, the Company granted its Chief Executive Officer warrants to purchase 500,000 shares of the Company's common stock during each of the fiscal years 2000 and 2001 exclusive of the approved stock option plan. The options granted to the Chief Executive Officer are fully vested and have a strike price equal to the fair value of such shares at the date of grant with a life of ten years.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE Q - STOCKHOLDERS' EQUITY - Continued

      STOCK OPTIONS - Continued

      Options granted as of December 31, 2001, have a term of 10 years from the date of grant for options to the officers and employees. Options granted to the officers, employees, and non-employees generally vest and become exercisable with the following vesting schedule: 33% at the date of grant, 33% every year, and fully vested in two years.

      STOCK OPTION AND WARRANT ACTIVITY

      The following table summarizes the Company's stock option activity:

                                                                        Weighted
                                                                         Average
                                                       Number           Exercise
                                                     of Shares            Price
                                                     ---------          --------
Balance, January 1, 2000                                   --             $  --
Options granted                                       961,800              4.00
Options exercised                                          --                --
Options forfeited/expired                                  --                --
                                                      -------             -----

Balance, January 1, 2001                              961,800              4.00
Options granted                                       645,000              5.05
Options exercised                                          --                --
Options forfeited/expired                               9,500              4.00
                                                      -------             -----

Balance, December 31, 2001                            961,800             $4.45
                                                      =======             =====

      The following table summarizes information about options outstanding and exercisable at December 31, 2001 and 2000:

                                                                             Shares Underlying
              Shares Underlying Options Outstanding                         Options Exercisable
-------------------------------------------------------------------    -------------------------------
                       Shares          Weighted
                     Underlying         Average         Weighted           Shares          Weighted
                      Options/         Remaining         Average         Underlying         Average
  Exercise            Warrants        Contractual       Exercise          Options          Exercise
   Prices           Outstanding          Life             Price         Exercisable          Price
---------------    ---------------   --------------    ------------    ---------------    ------------
December 31, 2000:
-----------------
$4.00                  961,800         9.83 years         $4.00            699,300            $4.00


December 31, 2001:
-----------------
$4.00 - $6.00        1,592,300         9.27 years         $4.44          1,480,967            $4.41
$6.01 - $7.29            5,000         9.93 years         $7.29                 --               --

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE Q - STOCKHOLDERS' EQUITY - Continued

      PRO FORMA DISCLOSURE

      SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost been recognized based on the fair value of options granted at the date of grant in 2001 and 2000, the pro forma amounts of the Company's net income and net income per share for the years ended December 31, 2001 and 2000 would have been as follows:

                                               December 31, 2001              December 31, 2000
                                           -------------------------     ---------------------------
                                           As Reported     Pro Forma     As Reported      Pro Forma
                                           -----------     ---------     -----------      ----------
Net income                                  $1,825,221      $649,101      $4,126,998      $3,005,000

Earnings per common share - Basic
   Income from continuing operations        $     0.29      $   0.10      $     0.54      $     0.38
   Income from discontinued operations      $       --      $     --      $     0.05      $     0.05
   Net income                               $     0.29      $   0.10      $     0.59      $     0.43

Earnings per common share - Diluted
   Income from continuing operations        $     0.26      $   0.08      $     0.54      $     0.38
   Income from discontinued operations      $       --      $     --      $     0.05      $     0.05
   Net income                               $     0.26      $   0.08      $     0.59      $     0.43

      The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions as of December 31:

                                                     2001         2000
                                                     -----        -----
              Average risk-free interest rates        3.33%        5.77%
              Average expected life (in years)           3            3
              Volatility                             84.22%       54.51%
              Dividend yield                          1.43%          --

      The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2001 and 2000 was approximately $1,782,000 or $2.76 per option and $1,700,000 or $1.77 per option, respectively. During 2001 and 2000, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE Q - STOCKHOLDERS' EQUITY - Continued

      STOCK WARRANTS

      Spokesperson Stock Warrants - In January 2001, the Company consummated a Consulting Agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of five years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement. Accordingly, the Company recorded consulting expenses of approximately $930,000 for the year ended December 31, 2001. The following tables summarize information about the Spokesperson Stock Warrants granted during the year ended December 31, 2001:

                                                                   Weighted
                                                Number of           Average
                                                Warrants         Exercise Price
                                                ---------        --------------
Balance, January 1, 2001                               --            $  --
      Warrants granted                          1,200,000             1.54
      Warrants canceled                                --               --
      Warrants expired                                 --               --
      Warrants exercised                               --               --
                                                ---------            -----

Balance, December 31, 2001                      1,200,000            $1.54
                                                =========            =====

                        Exercise Price
                      Equals, Exceeds or
    Number of         is Less than Market        Weighted                               Weighted
 Warrants Granted       Price of Stock           Average                                Average
   During 2001           on Grant Date        Exercise Price     Exercise Price        Fair Value
------------------    --------------------    ---------------    ----------------    ---------------
               --          Equals                     $   --              $   --             $   --
          400,000          Exceeds                      4.60                4.60               2.81
          800,000          Less than                    0.01                0.01               4.62
------------------                            ---------------                        ---------------

        1,200,000                                     $ 1.54                                 $ 4.00
==================                            ===============                        ===============

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE Q - STOCKHOLDERS' EQUITY - Continued

      TREASURY STOCK

      During fiscal year 2001, the Company acquired 1,448,672 shares of treasury stock, which includes 800,000 shares related to the spin-off L.L. Bradford & Company, for a total value of approximately $4,180,581. During October 2001, the Company awarded 30,000 shares of its treasury stock to two employees of the Company. Expenses related to this bonus totaled $94,200. As of December 31, 2001, the Company retired a total of 1,421,072 shares held in treasury.

NOTE R - EMPLOYMENT AGREEMENTS

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

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, accounts receivable, accounts payable and notes payable approximate fair value because of the short-term maturity of these instruments.

      The carrying value of mortgage loans and notes receivable approximates the fair value at December 31, 2001. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE T - CONCENTRATIONS

      Financial instruments, which potentially subject the Company to credit risk, include cash in bank, accounts receivable and loans secured by trust deeds.

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      Concentration of credit risk with respect to accounts receivable is limited because of the large number of diverse customers. The Company controls credit risk through real estate securing mortgage loans and monitoring procedures. The Company believes it is not exposed to any significant credit risk on accounts receivable.

      Concentration of mortgage loans exist in Nevada, Texas and Utah with approximately 45%, 36% and 15% of mortgage loan balances as of December 31, 2001, respectively. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline in these states.

      Concentrations of mortgage loans exist at December 31, 2001 in commercial, construction, and acquisition and development loans. Concentrations of mortgage loans also exist with one borrower which represents approximately 35% of the total investments in mortgage loans at December 31, 2001. As such, the Company has a significant product concentration and concentration of credit risk with one borrower that may be adversely affected by periods of economic decline.

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

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE U - COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company operates from leased office facilities under a noncancellable operating lease. The lease requires the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. The Company also leases equipment under a noncancellable operating lease. Rent expense for leased office facilities and equipment charged to operations for the year ended December 31, 2001 and 2000 was $404,849 and $180,418, respectively.

      Future minimum rental payments required under the operating leases as of December 31, 2001, are as follows:

                        2002                 $  348,547
                        2003                    355,821
                        2004                    339,322
                        2005                    320,325
                        2006                     56,609
                                             ----------

                                             $1,420,624
                                             ==========

NOTE V - ACQUISITIONS AND DIVESTITURES

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

      As of December 31, 2000, the consolidated financial statements have been reclassified to reflect the spin-off of LLB as a discontinued operation. Accordingly, the revenues, expenses, assets and liabilities, cash flows of LLB have been segregated in the Consolidated Income Statements, and Cash Flows.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE V - ACQUISITIONS AND DIVESTITURES - Continued

      MORTGAGE SOURCE, INC.

      On August 31, 2000, the Company consummated a merger with Mortgage Source, Inc., whereby, acquiring all of MSI's capital stock in exchange for 251,000 shares of the Company's common stock. MSI operates as a residential mortgage company in the State of Nevada. The Company accounted for this business combination as a pooling of interests. As a result of certain claims related to the acquisition, the Company consummated a Termination Agreement on January 10, 2001 rescinding the August 31, 2000 merger with MSI. Furthermore, the Company paid the former shareholder of MSI the sum of $175,000 as consideration for the termination and release of all potential and future claims of both parties. The Company has accounted for this termination as a reversal of the business combination. Accordingly, these financial statements do not reflect the financial position, results of operation, and cash flows of MSI.

      Information required under APB No. 16 to disclose the operating results of L.L. Bradford & Company as a result of the pooling are not presented due to the presentation of L.L. Bradford & Company as a discontinued operation under APB No. 30 discussed above.

NOTE W - LITIGATION

      The Company is a defendant in various lawsuits incurred in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

NOTE X - SUBSEQUENT EVENT

      On March 5, 2002, the Company declared a cash dividend of $0.10 per common share to stockholders of record as of March 20, 2002 to be paid on April 15, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Election of Directors," "Executive Officers," and "Compliance With Section 16(a) of the Exchange Act," which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Executive Compensation," which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits as indexed below are included as part of this annual report on Form 10-KSB.

(b) Reports on Form 8-K.

There was one current report on Form 8-K filed during the fiscal quarter ending December 31, 2001. Such Form 8-K, filed on November 29, 2001, reported the acceptance by the Delaware Secretary of State of a Certificate of Designations filed by the Company authorizing the issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). In addition, such Form 8-K also reported that the Company issued and sold 867,000 shares of Preferred Stock at a per share price of $10.00 per share to accredited investors for total consideration of $8,670,000. An amendment to such Form 8-K was filed on February 26, 2002 on Form 8-K/A which amended the total number of shares of Series A Convertible Preferred Stock issued and sold from 867,000 to 937,800 shares for total consideration of $9,378,000.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VESTIN GROUP, INC.

                                    /s/ Lance K. Bradford
                                    ---------------------

                                    Lance K. Bradford, Chief Financial Officer,
                                    President and Treasurer

Dated: APRIL 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                             Title                     Date
                                       -----                     ----
/s/ Lance K. Bradford      Chief Financial Officer,
---------------------      President, Treasurer and Director     April 1, 2002
Lance K. Bradford
*Principal Accounting
and Financial Officer

/s/ Michael V. Shustek     Chairman of the Board,                April 1, 2002
----------------------     Chief Executive Officer and
Michael V. Shustek         Director
*Principal Executive
Officer

/s/ Stephen J. Byrne       Director                              April 1, 2002
------------------------
Stephen J. Byrne
*Chief Operating Officer

/s/ Robert J. Aalberts     Director                              April 1, 2002
----------------------
Robert J. Aalberts

/s/ John E. Dawson         Director                              April 1, 2002
------------------
John E. Dawson

/s/ Robert A. Groesbeck    Director                              April 1, 2002
-----------------------
Robert A. Groesbeck

                                  EXHIBIT INDEX

The following documents are incorporated herein by reference:

                                                                                   PAGE NUMBER
EXHIBIT                                                                             AND FILING
NUMBER     DESCRIPTION                                                                METHOD
           -----------                                                                ------
2.1        Agreement and Plan of Reorganization among the Company, Capsource,           (1)
           Inc. and Stephen J. Byrne, dated as of April 9, 1999

2.2        Asset Acquisition Agreement between the Company and Del Mar Holdings,        (1)
           Inc., dated as of April 9, 1999

2.3        Asset Acquisition Agreement between the Company and Del Mar Mortgage,        (1)
           Inc., dated as of April 9, 1999

2.4        Agreement and Plan of Reorganization among the Company, L. L.                (2)
           Bradford & Company and the shareholders of L. L. Bradford & Company, dated March 31, 2000

3.1        Certificate of Incorporation                                                 (3)

3.2        By-laws                                                                      (3)

10.1       Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne,         (4)
           dated November 3, 1998

10.2       Transition Agreement between Del Mar Mortgage, Inc. and Capsource,           (4)
           Inc., dated April 27, 1999, and First Amendment to said Transition
           Agreement, dated April 27, 1999

10.3       Employment Agreement between Del Mar Mortgage, Inc. and Mike                 (4)
           Whiteaker, dated May 3, 1999

10.4       The 2000 Stock Option Plan of Sunderland Corporation                         (4)

10.5       Employment Agreement between the Company and Michael                         (4)
           Shustek, dated December 1, 1999

                                                                                   PAGE NUMBER
EXHIBIT                                                                             AND FILING
NUMBER     DESCRIPTION                                                                METHOD
           -----------                                                                ------
10.6       Employment Agreement between the Company and Ira Levine, dated               (8)
           September 1, 2000

10.7       Third Amended and Restated Operating Agreement of VF-I (formerly DM          (5)
           Mortgage Investors, LLC or "DM") among DM, Vestin Mortgage, Inc. and other members of DM, dated as of November 2, 2000

10.8       Certificate of Designations authorizing the issuance of Series A             (6)
           Convertible Preferred Stock

10.9       Operating Agreement of VF-II, among VF-II, Vestin Mortgage, Inc. and         (9)
           other members of VF-II, dated as of December 7, 2001

16.1       Letter on Changes in Company's Certifying Accountant                         (7)

21.1       List of Subsidiaries                                                         (8)

23.1       Consent of Grant Thornton LLP, the Company's Independent Public
           Accountants

--------------------------------------

(1) Previously filed by the Company on Form 8-K, filed with the Commission on May 4, 1999, File No. 000-24803

(2) Previously filed by the Company on Form 8-K, filed with the Commission on April 14, 2000, File No. 000-24803

(3)        Previously filed by the Company on its registration statement on Form
           10-SBA, filed with the Commission on August 13, 1998, File No.
           000-24803

(4) Previously filed by the Company on its annual report for the fiscal year 1999 on Form 10-K, filed with the Commission on March 31, 2000,
           File No. 000-24803

(5)        Previously filed by VF-I (formerly DM Mortgage Investors, LLC or
           "DM") on DM's prospectus on Form 424B5, filed with the Commission on November 15, 2000, File No. 333-32800

(6) Previously filed by the Company on Form 8-K, filed with the Commission on November 29, 2001, File No. 000-24803

(7) Previously filed by the Company on Form 8-K, filed with the Commission on December 17, 1999, File No. 000-24803

(8) Previously filed by the Company on its annual report for the fiscal year 2000 on Form 10-KSB, filed with the Commission on April 2, 2001,
           File No. 000-24803

(9) Previously filed by VF-II in an S-11 Registration Statement filed with the Commission on December 21, 2000, File No. 793646.