Form 10KSB/A
period 2001-12-31
VESTIN GROUP INC
filed 2002-04-30
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1 to Form 10-KSB

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

COMMISSION FILE NUMBER 000-24803

VESTIN GROUP, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-2102142 (I.R.S. EMPLOYER IDENTIFICATION NO.)

2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER’S TELEPHONE NUMBER: 702.227.0965

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, $.0001 PAR VALUE

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $21,441,638.

As of March 15, 2002, there were 5,502,148 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. As of March 15, 2002: Approximately $13,737,896.

Transitional Small Business Disclosure Format (check one). Yes [   ] No [X]

The registrant hereby corrects an error in the stock option activity summary table in Note Q (Stockholders’ Equity) of Notes to Consolidated Financial Statements contained in Part II, Item 7 (Financial Statements) of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Commission on April 1, 2002:

PART II

ITEM 7. FINANCIAL STATEMENTS – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – STOCKHOLDERS’ EQUITY

     STOCK OPTION AND WARRANT ACTIVITY

     The following table summarizes the Company’s stock option activity:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, January 1, 2000	—	$—
Options granted	961,800	4.00
Options exercised	—	—
Options forfeited/expired	—	—

Balance, January 1, 2001	961,800	4.00
Options granted	645,000	5.05
Options exercised	—	—
Options forfeited/expired	9,500	4.00

Balance, December 31, 2001	1,597,300	$4.45

Also, the registrant hereby amends Items 9 through 12 of Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Commission on April 1, 2002:

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND VESTIN MORTGAGE

The directors and officers of the Company are as follows:

Name	Age	Title

Michael V. Shustek	43	Chairman of the Board, Chief Executive Officer and Director
Lance K. Bradford	35	President, Chief Financial Officer, Treasurer and Director
Ira S. Levine	41	Executive Vice President of Legal and Corporate Affairs and Secretary
Stephen J. Byrne	45	Chief Operations Officer and Director
Michael J. Whiteaker	52	Vice President of Regulatory Affairs
Robert J. Aalberts	51	Director
John E. Dawson	44	Director
Robert L. Forbuss	53	Director
Robert A. Groesbeck	41	Director
James C. Walsh	61	Director
Steven Ducharme	54	Director
Jan Jones	54	Director

The directors and executive officers of Vestin Mortgage are listed below:

Name	Age	Title

Stephen J. Byrne	45	Chief Executive Officer and Director
Peggy S. May	33	President
Stephen A. Schneider	55	Vice President
Michael V. Shustek	43	Director and Chairman of the Board
Lance K. Bradford	35	Treasurer, Secretary and Director

All the directors of the Company and Vestin Mortgage hold office until the next annual meeting of shareholders or period of one year. The last annual meeting of the Company’s stockholders was September 4, 2001. The Company, as the only shareholder of Vestin Mortgage, can change the composition of Vestin Mortgage’s Board of Directors at its sole discretion. Similarly, Michael Shustek can cause a change in the Board of Directors of the Company by virtue of his controlling ownership interest in the Company. The Company, which is a reporting company under the Securities Exchange Act of 1934, as amended, has established an audit committee consisting of three independent directors and requires that its audit committee be comprised of independent directors. Vestin Mortgage, which is privately held and has only three directors, has no audit committee and no requirement of independence at this time. The By-laws of the Company and Vestin Mortgage provide for up to 10 directors and permit the Board of Directors to fill any vacancy on the Board of Directors. Officers of both companies serve at the discretion of the Board of Directors.

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Robert J. Aalberts has been a director of the Company since April 1999. Since 1991, Mr. Aalberts has held the Ernst Lied Professor of Legal Studies professorship at the University of Nevada, Las Vegas. From 1984 to 1991, Mr. Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Mr. Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; and he is the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Mr. Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana and received a Master of Arts from the University of Missouri. He is a member of the State Bar of Louisiana.

Lance K. Bradford has been the President of the Company since January 2001. In addition, Mr. Bradford has been a director, Treasurer and Secretary of Vestin Mortgage and the Chief Financial Officer, Treasurer, and a director of the Company since April 1999. From 1999 to 2000, Mr. Bradford was also the Corporate Secretary of the Company. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

Stephen J. Byrne has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of the Company since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of The Company since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999 to 2000, Mr. Byrne also served as the President of the Company. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Capsource, Inc., a predecessor of Vestin Mortgage, which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo Bank and of its predecessor First Interstate Bank of Nevada. Mr. Byrne served in various capacities with First Interstate Bank, including Manager of the Diversified Asset Group based in Las Vegas and the commercial Diversified Asset Group in Houston, Texas. Mr. Byrne received a Bachelor of Science degree in Business Administration from Hastings College, Hastings, Nebraska.

John E. Dawson has been a director of the Company since March 2000. Since 1995, Mr. Dawson has been a partner at the law firm of Marquis & Aurbach. Before joining Marquis & Aurbach, Mr. Dawson was affiliated with the law firm of Jeffrey L. Burr & Associates. Mr. Dawson co-authored the Asset Protection Guidebook for Attorneys and Accountants and has presented seminars on asset protection. Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Steven Ducharme has been a director of the Company since August 2001. Steve DuCharme served as a member of the Nevada Gaming Control Board for 10 years including two years as Chairman. First appointed to the Board on January 2, 1991 by Nevada Governor Bob Miller, he was reappointed to a second term in January 1995. He served as the law enforcement representative on the three-member Board. Mr. DuCharme was named Chairman of the Board on September 19, 1998 by Governor Miller and served two years as Chairman. With his retirement from the Gaming Control Board in January 2001, he concluded more than 30 years of public service in Nevada. A 41 year resident of Las Vegas, Mr. DuCharme, 54, began his career in law enforcement in 1970 as a Deputy Sheriff with the Clark County Sheriff’s Office, which later became the Las Vegas Metropolitan Police Department. During 20 years with LVMPD, he spent 12 years working undercover investigating vice and narcotic activities. As a Sergeant, he was the supervising detective in the Fraud Unit and later the Sexual Assault Unit. Mr. DuCharme’s last assignment with the LVMPD was as the department’s spokesman through the Office of Public Information as well as being the Commander of the Crime Prevention Bureau. He retired from Metro to accept the Governor’s appointment to the Gaming Control Board. Mr. DuCharme holds a B.A. degree in Criminal Justice from the University of Nevada, Las Vegas and an associate’s degree in Law Enforcement from Clark County Community College. He is also a graduate of the Southern Police Institute at the University of Louisville in Kentucky. Mr. DuCharme is currently an advisor to the faculty of the National Judicial College and also serves as an instructor. He is the past Chairman of the International Association of Gaming Regulators and past President of the Board of Trustees for the Nevada Treatment Center, a non-profit service for substance abuse. He has been a member of that board since 1990.

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

Jan Jones has been a director of the Company since January 2002. Jones currently serves as Senior Vice President of Communications and Government Relations for Harrah’s Entertainment, Inc., a $3 billion company, publicly traded on the New York Stock Exchange. In her capacity, Jones oversees government relations, public relations, community relations, employee communications and financial communications for 25 casinos across the country under the Harrah’s, Showboat, Rio and Harveys brand names. She is responsible for communicating the company’s position on critical issues facing both Harrah’s and the gaming industry. Prior to joining the company in November 1999, Jones held the elected public office of Mayor of the City of Las Vegas from 1991 until 1999. During her tenure as Mayor, Las Vegas was the fastest growing city in America. Jones is a graduate of Stanford University with a bachelor of arts degree in English. She has an extensive background in business administration, marketing, and business development.

Ira S. Levine has been the Executive Vice President of Legal and Corporate Affairs of the Company since September 2000. Mr. Levine has also been the Corporate Secretary of the Company since January 2001. Mr. Levine received his BS in Business Administration specializing in accounting from the University of Nevada in 1982, his Juris Doctor from Pepperdine University School of Law in 1985 and his Masters of Legal Letters in Taxation from New York University in 1986. Mr. Levine is a member of the state bars of both Nevada and California. Since 1997, Mr. Levine has been a partner in the law firm of Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP. Prior to that he was a shareholder in the law firm of Levine, McBride & Garfinkel, LLP. From 1995 to 1997, Mr. Levine was a shareholder in the law firm of Streich Lang. Prior to that, Mr. Levine was senior vice president, secretary and general counsel of United Gaming, Inc. now known as Alliance Gaming, Inc. Mr. Levine started his legal career with the law firm of McKenna, Conner & Cuneo in Los Angeles, CA.

Peggy S. May has been with the Company since September 1995, and has been the President of Vestin Mortgage since January 2001. From 1997 to 2000, Ms. May was the Senior Vice President of Vestin Mortgage. She is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending.

Stephen A. Schneider has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of the Company. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He will assist in the creation of the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of the Company since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

On November 9, 1998, the State of Nevada, Department of Business and Industry, Financial Institutions Division (the “Division’’) and Del Mar Mortgage Inc., which is owned by Mr. Shustek, settled allegations of noncompliance brought by the Financial Institutions Division. Del Mar Mortgage neither admitted nor denied the Division’s allegations. On February 11, 1999, the Division issued an order against Del Mar Mortgage, which alleged violations of the Nevada regulatory statutes and established a conservator to oversee Del Mar Mortgage’s operations. On February 16, 1999, Del Mar Mortgage sued the Division, contesting the order. On March 26, 1999, Del Mar Mortgage and the Division entered into a stipulated court order that effectively superceded the November 1998 agreement. The stipulated court order also vacated the Division’s order and removed the conservator. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable law in all 42 advertisements, solicitations of mortgage borrowers and in its making and servicing of mortgage loans. The Company and Vestin Mortgage, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the stipulation. Del Mar Mortgage also paid an additional $20,000 to the Division under the November 1998 agreement, in addition to the $30,000 Del Mar Mortgage had paid prior to February.

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

Michael J. Whiteaker has been Vice President of Regulatory Affairs of the Company since May 14, 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the 43 State of Nevada from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

CERTAIN LEGAL PROCEEDINGS

Vestin Mortgage is currently engaged in litigation in the State of Nevada. Vestin Mortgage, the Company, Michael Shustek and various affiliates of Mr. Shustek are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc., et. al., currently pending in the United States District Court for the District of Nevada (the “Civil Action”). The Civil Action was initiated by a borrower which defaulted on various loans arranged by Vestin Mortgage. The Civil Action alleges 18 claims for relief including intentional interference with contractual relations and prospective economic advantage, breach of contract, fraudulent inducement, economic duress, common law fraud and securities fraud. The Civil Action seeks rescission of various contracts entered into between plaintiffs and defendants, compensatory damages in excess of $10,000,000 and punitive damages, among other remedies. The Civil Action was filed on December 7, 2000. The Civil Action is currently in the pleading stage; defendants intend to deny the allegations and vigorously contest the Civil Action.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership and changes in ownership with the SEC within specified time periods. Such officers, directors and beneficial stockholders must also furnish copies of those reports to the Company.

Based solely on a review of the copies of reports furnished to the Company, the Company believes that during the preceding year all filing requirements for executive officers, directors and over 10% stockholders were met, except that Michael V. Shustek filed the Statements of Changes in Beneficial Ownership on Form 4 for September and October 2001 on November 16, 2001, and that Ira Levine filed the Statement of Changes in Beneficial Ownership on Form 4 for October 2001 on November 16, 2001.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal year ended December 31, 2001 to the Company’s Chief Executive Officer and the four next most highly compensated executive officers whose compensation for the fiscal year ended December 31, 2001 exceeded $100,000 (the “Named Officers”). No other executive officer received compensation in excess of $100,000 for fiscal year ended December 31, 2001.

Summary Compensation Table

					Long Term
					Compensation

	Annual Compensation				All Other

Name and Position	Year	Salary($)	Bonus($)	Other	Awards	Compensation

Michael V. Shustek	2001	852,000	20,529	0	0	0
Chairman and Chief Executive Officer
Stephen J. Byrne	2001	332,908	22,406	0	0	0
Chief Operating Officer
Lance K. Bradford	2001	296,500	2,597	0	0	0
President
Peggy S. May	2001	132,667	29,000	0	0	0
President, Vestin Mortgage
Ira Levine	2001	262,500	0	0	0	0
Executive Vice President of Legal and Corporate Affairs and Secretary

The compensation above for each of Messrs. Shustek and Byrne includes compensation for services rendered to Vestin Mortgage and other affiliates of the Company. Of the amounts set forth above, Mr. Shustek received $639,000 of his total compensation for services rendered to Vestin Mortgage, and Mr. Byrne received all his compensation for services rendered to Vestin Mortgage. Ms. May provided services to and received all her compensation directly from Vestin Mortgage. Ira Levine received 20,000 shares of the Company’s Common Stock as a performance bonus.

OPTION GRANTS

The following Option/SAR Grants Tables set forth the individual grants of stock options made in fiscal 2001 to the Named Officers.

Option/SAR Grants in Fiscal Year 2001
(Individual Grants)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees	Exercise or Base	Expiration
Name	Granted(#)	In Fiscal 2001	Price($/SH)	Date

Michael V. Shustek	500,000	83.0%	$5.07	11/15/11

Stephen J. Byrne	0	0	0	0

Lance K. Bradford	0	0	0	0

Peggy S. May	35,000	6.0%	$5.07	11/15/11

Ira Levine	0	0	0	0

DIRECTORS FEES AND EMPLOYMENT AGREEMENTS

The Company’s employees receive no extra pay for serving as directors. Each non-employee director receives $1,500 per monthly meeting, which includes personal attendance at one monthly board meeting. Each outside director receives 15,000 options to acquire the Company’s Common Stock at the then fair market value on the later of the date the non-

employee director is elected to the Board or the date the option is approved by the Company’s stockholders and the underlying shares of common stock are registered. The Company provides directors’ and officers’ liability insurance of $5,000,000 and also has agreed to indemnify each director to the fullest extent of Delaware law.

Michael V. Shustek entered into an Employment Agreement with the Company in December, 1999 to document his position as Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Shustek shall receive a minimum annual salary of $720,000 and such additional salary as the Board of Directors deems appropriate. Mr. Shustek shall also receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement additionally provides that Mr. Shustek is to receive warrants to purchase up to 500,000 shares of the Company’s Common Stock each year during the term of the agreement. The agreement terminates on November 30, 2002, but will continue for successive one year periods unless either the Company or Mr. Shustek provides thirty days notice.

On November 3, 1998, Stephen J. Byrne entered into an Employment Agreement with the Company to serve as its Chief Loan Officer for the operation of the mortgage broker business in the State of Nevada. The terms of such employment include an annual salary of $240,000 and performance bonuses as the Board of Directors deems appropriate. The agreement is terminable by either the Company or Mr. Byrne with thirty days notice.

Lance K. Bradford entered into an Employment Agreement with the Company on April 1, 2000 to serve as Chief Financial Officer of the Company. Pursuant to the agreement, Mr. Bradford shall receive an annual salary of $296,000 and performance bonuses as the Board of Directors deems appropriate. Mr. Bradford shall also receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement terminates March 31, 2003 but will continue for successive one year periods unless either the Company or Mr. Bradford provides thirty days notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 31, 2001 by all persons known by the Company to own more than 5% of the Company’s outstanding Common Stock, as well as by each director and executive officer who owns shares of the Company’s Common Stock and by all directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

			Percentage of
			Common Stock
	Common Stock		Beneficially
Name	Beneficially Owned		Owned(1)

Michael V. Shustek, Chairman and Chief Executive Officer	4,314,200	(2)	53.6%
2901 El Camino Avenue Las Vegas, Nevada 89102

Stephen J. Byrne, Chief Operations Officer, Director and Chief Executive Officer of Vestin Mortgage	130,200	(3)	1.6%
2901 El Camino Avenue Las Vegas, Nevada 89102

Ira S. Levine, Executive Vice President of Legal and Corporate Affairs and Corporate Secretary	100,100	(4)	1.3%
2901 El Camino Avenue Las Vegas, Nevada 89102

Peggy S. May, President of Vestin Mortgage	53,200	(5)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

Lance K. Bradford, President, Chief Financial Officer, Treasurer and Director of Vestin Mortgage	30,000	(6)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

			Percentage of
			Common Stock
	Common Stock		Beneficially
Name	Beneficially Owned		Owned(1)

Stephen A. Schneider, Vice President	30,000	(14)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

Michael J. Whiteaker, Vice President of Regulatory Affairs	16,867	(7)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

Robert J. Aalberts, Director	6,700	(8)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

John E. Dawson, Esq., Director	13,200	(9)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

Robert L. Forbuss, Director	5,000	(10)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

Robert A. Groesbeck, Director	5,000	(11)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

James C. Walsh, Director	1,200,000	(12)	15.0%
2901 El Camino Avenue Las Vegas, Nevada 89102

Steven Ducharme, Director	15,000	(15)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

Jan Jones, Director	15,000	(16)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

All directors and executive officers as a group (13 persons)	5,934,467	(13)	73.7%

*	Less than 1%

(1)	Based upon 6,189,270 shares outstanding on March 31, 2001.

(2)	Includes warrants to purchase up to 1,000,000 shares of Common Stock.

(3)	Includes options to purchase up to 100,000 shares of Common Stock.

(4)	Includes options to purchase up to 75,000 shares of Common Stock.

(5)	Includes options to purchase up to 10,000 shares of Common Stock.

(6)	Mr. Bradford’s share ownership decreased from 350,000 (fiscal 1999) to 30,000 (fiscal 2000) as a result of the divestiture of L.L. Bradford & Company.

(7)	Includes options to purchase up to 16,667 shares of Common Stock.

(8)	Includes options to purchase up to 5,000 shares of Common Stock.

(9)	Includes options to purchase up to 5,000 shares of Common Stock.

(10)	Includes options to purchase up to 5,000 shares of Common Stock.

(11)	Includes options to purchase up to 5,000 shares of Common Stock.

(12)	Includes warrants to purchase up to 1.2 million shares of Common Stock granted to Planned Licensing, Inc. (“PLI”). Mr. Walsh has a majority equity interest in PLI.

(13)	Includes warrants and options to purchase up to 2,481,667 shares of Common Stock.

(14)	Includes options to purchase up to 30,000 shares of Common Stock.

(15)	Includes options to purchase up to 15,000 shares of Common Stock.

(16)	Includes options to purchase up to 15,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 27, 1999, the Company entered into a non-renewable transition agreement (the “Agreement”) with Del Mar Mortgage, Inc., a company wholly owned by the Company’s Chief Executive Officer and majority stockholder. The Agreement required the Company to pay Del Mar Mortgage, Inc. 25% of loan origination fees earned from April 27, 1999 through October 26, 1999 and 12.5% of such fees from October 27, 1999 through April 26, 2000. The Agreement also required the Company to remit to Del Mar Mortgage, Inc. all future loan servicing and extension fees recognized on loans placed by the Company prior to April 27, 1999. The Agreement terminated on April 26, 2000. The Company incurred $286,580 in fees related to the Agreement for the year ended December 31, 2000, which was recorded as part of general and administrative expenses in the consolidated financial statements.

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

The Company has an investment in a mortgage loan to an entity that is 100% owned by the Company’s Chief Executive Officer (CEO). The note has a face value of $669,310, bears interest at 13.5% and matures in January 2003. At December 31, 2001, this note was delinquent more than 90 days in regards to interest payments. The Company’s investment in this mortgage loan was $69,310 at December 31, 2001, and the remaining portion of the loan amount totaling $600,000 was funded by another entity owned 100% by the CEO of the Company. The note is secured by a first deed of trust on the property and has a loan to value ratio of 31.87%. Accordingly, management estimates that an allowance for loan loss is not necessary for this loan.

During 2001, the Company borrowed $5,000,000 in the form of a promissory note from an investor in Fund I and II, and trust deeds placed by the Company. During November 2001, the Company converted the promissory note of $5,000,000 into Series A Convertible Preferred Stock as full satisfaction (see Note Q).

In 2001, two shareholders of the Company proposed to resell to the Company 155,400 shares of the Company’s common stock under the stock repurchase program. Prior to being contacted by these shareholders, a consultant of the Company expressed interest in acquiring the Company’s stock. In order to facilitate this transaction, the Company finalized the purchase of the shares by the consultant by transferring its interests in certain trust deeds in the amount of $940,710 to the selling stockholders and received a recourse promissory note from the consultant for $940,710. In December 2001, the 155,400 shares were returned to the Company in satisfaction of the promissory note, and the shares were retired. No gain or loss was recorded on this transaction.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

/s/ Lance K. Bradford Lance K. Bradford, Chief Financial Officer, President and Treasurer

Dated: April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lance K. Bradford Lance K. Bradford *Principal Accounting and Financial Officer	Chief Financial Officer, President, Treasurer and Director	April 30, 2002

/s/ Michael V. Shustek Michael V. Shustek *Principal Executive Officer	Chairman of the Board, Chief Executive Officer and Director	April 30, 2002

/s/ Stephen J. Byrne Stephen J. Byrne *Chief Operating Officer	Director	April 30, 2002

/s/ Robert J. Aalberts Robert J. Aalberts	Director	April 30, 2002

/s/ John E. Dawson John E. Dawson	Director	April 30, 2002

/s/ Robert A. Groesbeck Robert A. Groesbeck	Director	April 30, 2002