Form 10QSB
period 2002-03-31
VESTIN GROUP INC
filed 2002-05-15
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER 000-24803

VESTIN GROUP, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2102142

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(702) 227-0965

(ISSUER’S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2002:

5,523,648 Shares of Common Stock

VESTIN GROUP, INC. AND
SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2002

ASSETS

Cash	$3,732,315
Accounts receivable, net	3,413,335
Due from related parties	1,302,188
Notes receivable	890,500
Investments in marketable securities available for sale	150,052
Investments in real estate held for sale	4,594,868
Investments in mortgage loans on real estate	11,027,953
Other investments — related parties	2,738,499
Other assets	572,315
Property and equipment, net	345,553

Total assets	$28,767,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,865,379
Dividend payable	628,215
Income taxes payable	1,557,415
Line of credit	5,000,000
Note payable	3,447,232

Total liabilities	12,498,241
Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 937,800 shares issued and outstanding	94
Common stock, $.0001 par value; 100 million shares authorized; 5,568,198 shares issued and outstanding	557
Treasury stock	(487,273)
Additional paid-in capital	8,180,854
Retained earnings	8,755,990
Accumulated other comprehensive loss	(180,885)

Total stockholders’ equity	16,269,337

Total liabilities and stockholders’ equity	$28,767,578

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended March 31,

	2002	2001

Revenues
Loan placement and related fees	$4,607,598	$3,716,068
Interest income	178,778	209,422
Other income	234,528	88,298

Total revenues	5,020,904	4,013,788

Expenses
Sales and marketing expenses	1,534,487	1,817,588
General and administrative expenses	2,368,786	2,757,094
Interest expenses	269,882	130,723

Total expenses	4,173,155	4,705,405

Income from continuing operations before provision for income taxes	847,749	(691,617)
Provision for income taxes	291,527	(235,150)

NET INCOME (LOSS)	$556,222	$(456,467)

Earnings per common share — Basic
Net income (loss)	$0.06	$(0.07)

Earnings per common share — Diluted
Net income (loss)	$0.04	$(0.07)

Weighted average number of common shares outstanding — Basic	5,521,444	6,943,103

Weighted average number of common shares outstanding — Diluted	8,560,173	8,971,570

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2002

	Preferred Stock		Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	937,800	94	5,568,198	557	—	—
Comprehensive income:
Net income	—	—	—	—	—	—
Net unrealized loss on investments available-for-sale, net of tax of $8,944	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—
Declaration of preferred stock dividend	—	—	—	—	—	—
Declaration of common stock dividend	—	—	—	—	—	—
Expenses related to issuance of warrants	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	(70,350)	(487,273)

Balance at March 31, 2002	937,800	94	5,568,198	557	(70,350)	(487,273)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive
	Capital	Earnings	Income	Total

Balance at December 31, 2001	7,948,778	8,984,283	(163,523)	16,770,189
Comprehensive income:
Net income	—	556,222	—	556,222
Net unrealized loss on investments available-for-sale, net of tax of $8,944	—	—	(17,362)	(17,362)

Total comprehensive income	—	—	(180,885)	17,309,049
Declaration of preferred stock dividend	—	(234,450)	—	(234,450)
Declaration of common stock dividend	—	(550,065)	—	(550,065)
Expenses related to issuance of warrants	232,076	—	—	232,076
Treasury stock acquired	—	—	—	(487,273)

Balance at March 31, 2002	8,180,854	8,755,990	(180,885)	16,269,337

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the three months ended March 31,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$556,222	$(456,467)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	23,700	11,820
Stock based compensation	232,076	232,074
Changes in operating assets and liabilities:
Accounts receivable	64,356	(676,563)
Other assets	(30,304)	(287,309)
Due from related parties	128,395	(7,378)
Accounts payable and accrued expenses	308,440	105,798
Due to related parties	28,489	(49,542)
Income taxes payable	94,172	(500,000)

Net cash provided by (used in) operating activities	1,405,546	(1,627,567)

Cash flows from investing activities:
Purchase of property and equipment	(64,536)	(67,511)
Cash advanced on notes receivable	(110,000)	—
Principal payments received on notes receivable	601,035	236,500
Purchase of investment in real estate held for sale	(77,478)	—
Purchase of investment in marketable securities	(138,652)	(16,030)
Purchase of other investments — related parties	(35,000)	(477,411)
Purchase of investments in mortgage loans on real estate, net of sales	(4,953,559)	(364,913)

Net cash used in investing activities	(4,778,190)	(689,365)

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Unaudited)

For the three months ended March 31,

	2002	2001

Cash flows from financing activities:
Advances on line of credit, net	$5,000,000	$850,000
Proceeds from notes payable	—	1,360,000
Payments on notes payable	(950,000)	—
Issuance of preferred stock dividend	(234,450)	—
Purchase of treasury stock	(487,273)	(340,710)

Net cash provided by financing activities	3,328,277	1,869,290

NET DECREASE IN CASH	(44,367)	(447,642)
Cash at beginning of period	3,776,682	1,048,855

Cash at end of period	$3,732,315	$601,213

Supplemental cash flow information:
Cash paid for federal income taxes	$285,091	$500,000

Cash paid for interest	$269,882	$130,723

Noncash investing and financing activities:
$0.02 per share of preferred stock dividends declared	$78,150	$—

$0.10 per share of common stock dividends declared	$550,065	$—

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB and 10-KSB/A for the year ended December 31, 2001 of Vestin Group, Inc. (“Vestin” or “the Company”).

The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. The Company’s primary operations consist of arranging for investor funding of commercial, construction, acquisition and development, land and residential mortgage loans in Southern Nevada.

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

NOTE 2 — RELATED PARTY TRANSACTIONS

Due from related parties as of March 31, 2002 is comprised of the following:

Advances made to an officer/director/shareholder of the Company approximating a total of $225,000 bearing no interest and due on demand.

Note receivable of approximately $246,000 from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal along with any accrued interest due as a lump sum on the date of maturity.

Amounts due from Vestin Fund I, LLC (“Fund I”) approximating a total of $210,000 relate to management fees, earnings on units invested in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Vestin Fund II, LLC (“Fund II”) approximating a total of $621,000 relate to management fees, earnings on units invested in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

During the three months ended March 31, 2002, the Company paid approximately $58,900 for legal fees to a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2002 and 2001, the Company recorded revenues of approximately $33,000 and $0, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three months ended March 31, 2002 and 2001, Vestin Mortgage recorded management fees from Fund I of approximately $62,000 and $32,000, respectively.

For the three months ended March 31, 2002 and 2001, the Company recorded revenues of approximately $35,000 and $0, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage, Inc. is also the managing member of Fund II entitling it to receive annual management fees of 0.25% of the aggregate capital contributions to Fund II. During the three months ended March 31, 2002 and 2001, Vestin Mortgage recorded management fees from Fund II approximating $103,000 and $0, respectively.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

At March 31, 2002, the Company’s investments in mortgage loans had maturity dates ranging through June 2006. The Company had approximately $4,035,147 in loans that were greater than 90 days past maturity at March 31, 2002.

In addition, the Company had approximately $3,558,867 in loans that were delinquent greater than 90 days in regards to interest at March 31, 2002, which the Company was in the process of foreclosure. As of March 31, 2002, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company’s management estimates that an allowance for loan losses is not necessary.

NOTE 4 — LINE OF CREDIT

The Company maintains a total of $6,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As March 31, 2002, the Company’s outstanding balance on one line of credit totaled $5,000,000. Proceeds on advances from the line of credit were used towards an investment in mortgage loans on real estate during the three months ended March 31, 2002. These lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.75% at March 31, 2002) and expire in June 2002. These lines of credit are guaranteed by the Company’s Chief Executive Officer and majority stockholder and are secured by the deeds of trust on the property being advanced against. These lines of credit contain certain covenants, which the Company has complied with as of March 31, 2002.

NOTE 5 — TREASURY STOCK

During the three months ended March 31, 2002, the Company acquired 70,350 shares of treasury stock for a total value of $487,273.

NOTE 5 — DIVIDENDS PAYABLE

In March 2002, the Company declared cash dividends on common and preferred stock holders of $0.10 and $0.02 per share, respectively, to be paid in April 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Background

Vestin Group, Inc., was incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation (“Vestin Group” or the “Company”). Vestin Group is a holding company that conducts all of its operations through its wholly owned subsidiaries. Vestin Group together with its subsidiaries shall be hereinafter referred to as the “Company.”

On August 13, 1998, Vestin Group filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), registering its class of common stock, $.0001 par value per share (the “Common Stock”). On April 27, 1999, Vestin Group acquired all the outstanding capital stock of Capsource, Inc., a licensed Nevada mortgage company (“Capsource”), in exchange for 20,000 shares of Vestin Group’s Common Stock. Simultaneously with the acquisition of Capsource, Vestin Group acquired certain assets and assumed certain liabilities of Del Mar Mortgage, Inc. and Del Mar Holdings, Inc. (collectively, the “Del Mar Entities”) in exchange for 4,891,270 shares of Common Stock of Vestin Group. The Del Mar Entities are controlled by Michael V. Shustek, Chief Executive Officer and Chairman of the Board of Vestin Group.

As part of a corporate restructuring, Vestin Group transferred the commercial mortgage brokerage business of the Del Mar Entities to Capsource. On October 15, 1999, Vestin Group filed a Registration Statement on Form SB-2 registering 1,926,270 shares of its Common Stock held by various stockholders. On July 6, 2000, Capsource changed its name to Vestin Mortgage, Inc. (“Vestin Mortgage”). Vestin Mortgage is currently a wholly-owned subsidiary of Vestin Group and holds a mortgage broker’s license in Nevada.

In April 2000, Vestin Group acquired Vestin Capital, Inc., formerly DM Financial Services, Inc., a registered broker-dealer in 43 states (“Vestin Capital”). Vestin Group also acquired DM Mortgage Advisors, Inc., an Arizona based mortgage funding business which has changed its name to Vestin Mortgage Advisers (“VM Advisers”), in exchange for Vestin Group’s Common Stock in December 1999. Both Vestin Capital and VM Advisers were wholly owned by Michael Shustek, who received 10,300 shares of Vestin Group’s Common Stock for Vestin Capital, and 17,700 shares of Vestin Group’s Common Stock for VM Advisors in connection with the acquisitions.

OVERVIEW

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company (“Fund I”), which was organized to invest in mortgage loans. In June 2001, Fund I completed a public offering of its units, raising an aggregate of $100 million. The Company has also organized Vestin Fund II, LLC (“Fund II”), a Nevada limited liability company which invests in mortgage loans. Fund II is currently conducting a public offering of its units pursuant to a registration statement which was declared effective on June 13, 2001. As of March 31, 2002, Fund II had raised approximately $185 million from the sale of units. Fund II intends to continue the offering of its units until the earlier of June 2003 or such time as it raises an aggregate of $500 million.

Fund I and Fund II are the main funding sources for Vestin Mortgage’s commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which these Funds will invest and makes all investment decisions for these Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for these Funds. Vestin Mortgage is entitled to receive an annual management fee from each Fund of up to 0.25% of the aggregate capital contributions to each Fund. The Company may, in its sole discretion, waive its management fee. The Company received management fees for the three months ended March 31, 2002 of $62,100 and $103,260 for Fund I and II, respectively. As of the same date, the Company had received approximately 100,000 units in Fund I and 110,000 units in Fund II for expenses paid by the Company to unaffiliated third parties in connection with the offering of such units. The Company’s ownership in Funds I and II represent approximately 1.0% and 0.6% of the outstanding amount of units, respectively, as of March 31, 2002.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended March 31, 2002 and 2001. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The historical operations of the Company for the quarters ended March 31, 2002, and March 31, 2001 are analyzed as follows:

Revenue

The Company reported total revenues of approximately $5 million for the three month period ended March 31, 2002, an increase of 25% from approximately $4 million for the three month period ended March 31, 2001. The Company derived approximately 92% of its revenue in the quarter ended March 31, 2002 from its mortgage brokerage operations compared with 93% in 2001. The remaining revenue was principally generated by interest earned from investments in mortgage loans, distributions from its investments in Fund I and II, and interest earned from bank depository accounts for the quarters ended March 31, 2002 and 2001.

The Company placed approximately $84.1 million and $48.3 million in mortgage loans in the three month periods ended March 31, 2002, and 2001, respectively. The Company uses funds from individual investors, Fund I, Fund II, and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans.

Loan placement fees increased from $1,640,000 in the first quarter of 2001 to $2,989,000 for the first quarter of 2002, an increase of approximately 74%. The increase in loan placement fee revenues resulted largely from the significant increase in the number of loans arranged by the Company. This is a direct result of the additional funds available to the Company from Fund II which was not conducting business during the first quarter of 2001. Loan placement fees as a percentage of loans made increased from 3.4% during the first quarter of 2001 to 3.6% during the first quarter of 2002. The increase in loan placement fees as a percentage of loans made primarily relates to loans in markets outside of Nevada where the Company has encountered a high demand for its loans. The Company believes that the overall quality of its loans has not materially changed and the higher loan placement fees are not necessarily indicative of additional loan risk. The increase in loan placement fees was offset by a moderate reduction in servicing and extension fees from $2,076,000 in the first quarter of 2001 to $1,619,000 in the first quarter of 2002. Such fees will fluctuate from quarter to quarter depending upon the nature of the loan portfolio and the level of requests for extensions from borrowers.

Approximately 3.2% and 5.0% of revenues in the three month periods ended March 31, 2002 and 2001 were derived from investments in mortgage loans, and investments in Fund I and II. As of March 31, 2002, the Company had approximately $11 million invested in mortgage loans, and $2.1 million invested in Funds I and II. The Company earns additional income from interest earned on monies in its bank deposits and trust accounts.

Although the Company has historically focused its operations in certain Western states, the Company has commenced expansion of its operations throughout the U.S. The Company has developed a significant degree of knowledge with respect to the real estate markets in the Western states. Such knowledge is critical to the Company’s business as it enables the Company to process loan applications more quickly than many conventional lenders. The Company is able to rapidly process loan applications in large part because the Company’s underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company’s ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses amounted to approximately 28% and 46% of the Company's total revenues for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease for the first quarter 2002 is primarily related to lower advertising costs. During the first quarter of 2001, the Company engaged in an extensive promotional campaign intended to expand public recognition of its mortgage brokerage activities and investment programs. It was also during the first quarter of 2001 that the Company began to employ the services of Joe Namath as Company spokesman. Although the Company continues to pursue various promotional efforts, its overall advertising expenditures have been reduced from 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to $2.4 million or 42% of total revenues for the first quarter of 2002, and $2.8 million or 69% for the first quarter of 2002. The Company anticipates general and administrative expenses to remain relatively level in the aggregate but decrease as a percentage of total revenues. The Company believes that its current management infrastructure is largely sufficient to handle the increased level of lending activity resulting from the growth in the Company's funding sources.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision for income taxes generated approximately $848,000 for the three month period ended March 31, 2002 as compared to $692,000 loss for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

For the three months ended March 31, 2002, the cash flows provided by operating activities of the Company approximated $1.4 million or 29% of the Company’s total revenue, compared to cash used in operating activities of $1.6 million or 41% during the three month period ended March 31, 2001. Cash used by investing activities approximated $4.8 million during the three months ended March 31, 2002, compared to cash used in investing activities approximating $0.7 million during the same period of the prior year, an increase resulting primarily from purchases in investments on mortgage loans on real estate approximating $5.0 million.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the three months ended March 31, 2002, the Company generated net income of approximately $556,000 and a positive operating cash flow of approximately $1.4 million. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at March 31, 2002, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

However, the Company will require additional financing in order to expand its business operations. During 2001, the Company raised $9,378,000 from the private placement of Series A Convertible Preferred Stock (“Preferred Stock”). The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Company’s Common Stock, which may be paid in cash or in Common Stock and are not cumulative. At the option of the holder thereof, the Preferred Stock is convertible into Common Stock at the conversion price of $6.08 per share. There is no liquidation preference for the holders of Preferred Stock in the event of voluntary or involuntary liquidation; however, the holders will participate, on an as-converted basis, ratably with the holders of Common Stock then outstanding. The Preferred Stock is redeemable at the option of the Company according to the terms of the Company’s Certificate of Designations, as amended.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. The Company now relies primarily on Fund I and Fund II as funding sources. As of March 31, 2002, Fund I had approximately $100 million of capital and Fund II had approximately $185 million of capital. Of the approximately $84 million of mortgage loans arranged by the Company in the three month period ended March 31, 2002, approximately $9.8 million was placed with Fund I, approximately $63.9 million was placed with Fund II, and the remainder was funded by the Company and private investors.

The Company’s ability to attract investors to acquire interests in mortgage loans, either directly or through the Funds, depends upon a number of factors, some of which are beyond the Company’s control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company’s track record and the Company’s reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans. These yields may prove more attractive in the near term if equity markets are perceived as being risky or volatile and if most fixed rate investments do not offer comparable yields.

Notwithstanding the high historical yields generated by its mortgage loans compared to conventional mortgage lenders, the Company believes its ability to attract investors may be impaired by the Company’s small size and limited operating history. In addition, the mortgage loan investments offered by the Company are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company’s ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company’s ability to attract investors would suffer if the performance of Company-brokered mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available.

In order to address these issues, the Company has pursued a strategy of: (i) using great care in the selection of mortgage loans in order to maintain its current track record, and (ii) developing additional funding sources such as Fund I and Fund II. In this manner, the Company is seeking to maintain its access to funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that the Company will be successful in this effort. If its access to funding sources deteriorates for any reason, then the scope of the Company’s operations may decline proportionately.

Additionally, the Company maintains a total of $6,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans. There was a balance of $5 million outstanding on one line of credit as of March 31, 2002 of which was used to fund a mortgage loan placed. The line of credit is payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.75% at March 31, 2002) and expires in

June 2002. These lines of credit are guaranteed by the Company’s majority stockholder and are also secured by deeds of trust on the underlying property. These lines of credit contain certain covenants; the Company is in compliance with such covenants as of March 31, 2002.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

This quarterly report and other written reports and oral statements made from time to time by the Company may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as the Company’s business strategy, future operating results, future sources of funding for mortgage loans brokered by the Company, future economic conditions and pending litigation involving the Company. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below.

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

LIMITED EXPERIENCE IN CERTAIN REAL ESTATE MARKETS

Currently, the Company brokers mortgage loans or works with mortgage brokers primarily in areas in which Vestin Mortgage has substantial experience such as Arizona, California, Nevada, Texas, and Hawaii. Depending on the market and on the Company’s performance, it plans to expand the Company’s operations throughout the United States. However, Vestin Mortgage has limited experience outside of certain western states. Real estate markets vary greatly from location to location. Vestin Mortgage’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions and may delay the loan approval process. This delay could have a material impact on the Company’s competitive advantage of providing fast loan approvals. Accordingly, Vestin Mortgage plans to utilize independent real estate advisors located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. No assurance can be given such advisors will provide effective assistance to the Company.

DEPENDENCE ON KEY PERSONNEL

The Company’s success depends upon the continued contributions of certain key personnel, including Michael V. Shustek, Stephen J. Byrne and Lance Bradford, each of whom would be difficult to replace because of his extensive experience in his field, extensive market contacts and familiarity with the Company’s activities. If any of these key employees were to cease employment, the Company’s operating results could suffer. The Company’s future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company’s performance may suffer.

RISKS OF UNDERWRITING STANDARDS AND PROCEDURES

The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security.

The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

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

     One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, the Company’s loan documents permit the Company to raise the interest rate it charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for the Company:

     (i)  There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by the Company’s loan documents.

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

     (iii)  If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm the Company’s reputation and may make it more difficult for the Company to attract investors willing to acquire interests in mortgage loans.

COMPETITION FOR FUNDS

The ability of the Company to access funds for mortgage loans depends upon the perceived attractiveness of yields on loans placed by the Company, the safety of the underlying investment, the Company’s reputation, general economic conditions and real estate market conditions. The Company’s principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. The Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that the Company is smaller than many of the full service financial firms offering alternative investment vehicles and has a more limited operating history may be disadvantages in seeking to attract investors.

COMPETITION FOR BORROWERS

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company. Competition in the Company’s market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings reported by the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Page Number/
Exhibit Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	*
2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	*
2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9. 1999	*
2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	**
3.1	Certificate of Incorporation	***
3.2	By-laws	***
10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	***
10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto	****

Page Number/
Exhibit Number	Description	Filing Method

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	****
10.4	The 2000 Stock Option Plan of Sunderland Corporation	****
10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	****
10.6	Employment Agreement between the Company and Ira S. Levine, dated September 1, 2000	******
10.7	Employment Agreement between the Company and Lance K. Bradford, dated April 1, 2000	*******
10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	*****

*	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

**	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

***	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

****	Previously filed on Form 10-KSB (File No. 000-24803) on June 30, 2000.

*****	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

******	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

*******	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the Commission on April 25, 2002, which reports the following items:

(i)	Item 4 — Changes in Registrant's Certifying Accountant; and

(ii)	Item 7 — Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By: /s/ Lance K. Bradford

Lance K. Bradford, President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

Date: May 15, 2002