Form 10KSB/A
period 2001-12-31
VESTIN GROUP INC
filed 2002-06-18
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2 to Form 10-KSB

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
(ADDRESS OF PRINCIPAL f OFFICES) (ZIP CODE)

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

As of March 15, 2002, there were 5,501,048 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

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

The registrant previously filed an amendment on April 30, 2002 to amend Items 9 through 12 of Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Commission on April 1, 2002. The registrant hereby further amends Items 9 through 12 of Part III of its 2001 Annual Report on Form 10-KSB to reflect certain minor changes and corrections.

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

All the directors of the Company and Vestin Mortgage hold office until the next annual meeting of shareholders. The last annual meeting of the Company’s stockholders was September 4, 2001. The Company, as the only shareholder of Vestin Mortgage, can change the composition of Vestin Mortgage’s Board of Directors at its sole discretion. Similarly, Michael Shustek can cause a change in the Board of Directors of the Company by virtue of his controlling ownership interest in the Company. The Company, which is a reporting company under the Securities Exchange Act of 1934, as amended, has established an audit committee consisting of three independent directors and requires that its audit committee be comprised of independent directors. Vestin Mortgage, which is privately held and has only three directors, has no audit committee and no requirement of independence at this time. The By-laws of the Company and Vestin Mortgage provide for up to 10 directors and permit the Board of Directors to fill any vacancy on the Board of Directors. Officers of both companies serve at the discretion of the Board of Directors.

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

Steven Ducharme has been a director of the Company since August 2001. Mr. DuCharme served as a member of the Nevada Gaming Control Board (the “Board”) for 10 years including two years as Chairman. First appointed to the Board on January 2, 1991 by Nevada Governor Bob Miller, he was reappointed to a second term in January 1995. He served as the law enforcement representative on the three-member Board. Mr. DuCharme was named Chairman of the Board on September 19, 1998 by Governor Miller and served two years as Chairman. With his retirement from the Board in January 2001, he concluded more than 30 years of public service in Nevada. Mr. DuCharme began his career in law enforcement in 1970 as a Deputy Sheriff with the Clark County Sheriff’s Office, which later became the Las Vegas Metropolitan Police Department (the “LVMPD”). During 20 years with the LVMPD, he spent 12 years working undercover investigating vice and narcotic activities. As a Sergeant, he was the supervising detective in the Fraud Unit and later the Sexual Assault Unit. Mr. DuCharme’s last assignment with the LVMPD was as the department’s spokesman through the Office of Public Information as well as being the Commander of the Crime Prevention Bureau. He retired from the LVMPD to accept the Governor’s appointment to the Board. Mr. DuCharme holds a B.A. degree in Criminal Justice from the University of Nevada, Las Vegas and an associate’s degree in Law Enforcement from Clark County Community College. He is also a graduate of the Southern Police Institute at the University of Louisville in Kentucky. Mr. DuCharme is currently an advisor to the faculty of the National Judicial College and also serves as an instructor. He is the past Chairman of the International Association of Gaming Regulators and past President of the Board of Trustees for the Nevada Treatment Center, a non-profit service for substance abuse.

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

Stephen A. Schneider has been Vice President of Vestin Mortgage since January 2001. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of the Company. Mr. Schneider is responsible for the maintenance of all banking and financial relationships. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He assisted in the creation of the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations.

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of the Company since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

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

Michael J. Whiteaker has been Vice President of Regulatory Affairs of the Company since May 14, 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

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

Based solely on a review of the copies of reports furnished to the Company, the Company believes that during the preceding year all filing requirements for executive officers, directors and over 10% stockholders were met, except that Michael V. Shustek filed the Statements of Changes in Beneficial Ownership on Form 4 for September and October 2001 on November 16, 2001, and that Ira S. Levine filed the Statement of Changes in Beneficial Ownership on Form 4 for October 2001 on November 16, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal year ended December 31, 2001 to the Company’s Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended December 31, 2001 exceeded $100,000 (the “Named Officers”). No other executive officer received compensation in excess of $100,000 for fiscal year ended December 31, 2001.

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Michael V. Shustek Chief Executive Officer of the Company	2001	852,000	20,529	0	0	0	0	0
Stephen J. Byrne Chief Executive Officer of Vestin Mortgage	2001	332,908	22,406	0	0	0	0	0
Lance K. Bradford President of the Company	2001	296,500	2,597	0	0	0	0	0
Peggy S. May President of Vestin Mortgage	2001	132,667	29,000	0	0	0	0	0
Ira S. Levine Executive Vice President of Legal and Corporate Affairs and Secretary of the Company	2001	262,500	0	0	0	0	0	0

The compensation above for each of Messrs. Shustek and Byrne includes compensation for services rendered to Vestin Mortgage and other affiliates of the Company. Of the amounts set forth above, Mr. Shustek received $639,000 of his total compensation for services rendered to Vestin Mortgage, and Mr. Byrne received all his compensation for services rendered to Vestin Mortgage. Ms. May provided services to and received all her compensation directly from Vestin Mortgage. Mr. Levine received 25,000 shares of the Company’s Common Stock pursuant to his original arrangement with the Company.

OPTION AND WARRANT GRANTS

The following Option and Warrant/SAR Grants Tables set forth the individual grants of stock options made in fiscal 2001 to the Named Officers.

Option & Warrant/SAR Grants in Fiscal Year 2001
(Individual Grants)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees	Exercise or Base	Expiration
Name	Granted(#)	In Fiscal 2001	Price($/SH)	Date

Michael V. Shustek	500,000	83.0%	$5.07	11/15/11

Stephen J. Byrne	0	0	0	0

Lance K. Bradford	0	0	0	0

Peggy S. May	35,000	6.0%	$5.07	11/15/11

Ira S. Levine	0	0	0	0

DIRECTORS FEES AND EMPLOYMENT AGREEMENTS

The Company’s employees receive no extra pay for serving as directors. Each non-employee director receives $1,500 per monthly meeting, which includes personal attendance at one monthly board meeting. Each outside director (except for James C. Walsh) receives 15,000 options to acquire the Company’s Common Stock at the then fair market value on the later of the date the non-employee director is elected to the Board or the date the option is approved by the Company’s stockholders and the underlying shares of common stock are registered. The Company provides directors’ and officers’ liability insurance of $5,000,000 and also has agreed to indemnify each director to the fullest extent of Delaware law.

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

		Percentage of
		Common Stock
	Common Stock	Beneficially
Name	Beneficially Owned	Owned(1)

Michael V. Shustek, Chairman and Chief Executive Officer of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	4,314,200(2)	66.4%
Stephen J. Byrne, Chief Operations Officer and Director of the Company and Chief Executive Officer of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102	130,200(3)	2.3%
Ira S. Levine, Executive Vice President of Legal and Corporate Affairs and Corporate Secretary of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	175,100(4)	3.1%
Peggy S. May, President of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102	88,200(5)	1.6%

Percentage of
Common Stock
	Common Stock		Beneficially
Name	Beneficially Owned		Owned(1)

Lance K. Bradford, Director, President, Chief Financial Officer and Treasurer of the Company and Director of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102	30,000(6)		*
Stephen A. Schneider, Vice President of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102	30,000(7)		*
Michael J. Whiteaker, Vice President of Regulatory Affairs of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	33,534(8)		*
Robert J. Aalberts, Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	11,700(9)		*
John E. Dawson, Esq., Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	20,050(10)	(11)	*
Robert L. Forbuss, Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	10,000(12)		*
Robert A. Groesbeck, Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	10,000(13)		*
James C. Walsh, Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	1,200,000(14)		17.9%
Steven Ducharme, Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	5,000(15)		*
Jan Jones, Director of the Company 2901 El Camino Avenue Las Vegas, Nevada 89102	5,000(16)		*
All directors and executive officers as a group (14 persons)	6,069,984(17)		74.9%

*	Less than 1%

(1)	Based upon 5,501,048 shares outstanding on March 15, 2002.

(2)	Includes warrants to purchase up to 1,000,000 shares of Common Stock.

(3)	Includes options to purchase up to 100,000 shares of Common Stock.

(4)	Includes options to purchase up to 150,000 shares of Common Stock.

(5)	Includes options to purchase up to 45,000 shares of Common Stock.

(6)	Mr. Bradford’s share ownership decreased from 350,000 (fiscal 1999) to 30,000 (fiscal 2000) as a result of the divestiture of L.L. Bradford & Company.

(7)	Includes options to purchase up to 30,000 shares of Common Stock.

(8)	Includes options to purchase up to 33,334 shares of Common Stock.

(9)	Includes options to purchase up to 10,000 shares of Common Stock.

(10)	Includes options to purchase up to 10,000 shares of Common Stock.

(11)	Includes 1,850 shares of Common Stock owned by a family partnership indirectly controlled by Mr. Dawson.

(12)	Includes options to purchase up to 10,000 shares of Common Stock.

(13)	Includes options to purchase up to 10,000 shares of Common Stock.

(14)	Includes warrants to purchase up to 1.2 million shares of Common Stock granted to Planned Licensing, Inc. (“PLI”). Mr. Walsh has a majority equity interest in PLI.

(15)	Includes options to purchase up to 5,000 shares of Common Stock.

(16)	Includes options to purchase up to 5,000 shares of Common Stock.

(17)	Includes warrants and options to purchase up to 2,608,334 shares of Common Stock.

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

During 2001, the Company borrowed $5,000,000 in the form of a promissory note from an investor in Fund I and II, and trust deeds placed by the Company. During November 2001, the Company converted the promissory note of $5,000,000 into Series A Convertible Preferred Stock as full satisfaction.

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

Dated: June 18, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lance K. Bradford Lance K. Bradford *Principal Accounting and Financial Officer	Chief Financial Officer, President, Treasurer and Director	June 18, 2002

/s/ Michael V. Shustek Michael V. Shustek *Principal Executive Officer	Chairman of the Board, Chief Executive Officer and Director	June 18, 2002

/s/ Stephen J. Byrne Stephen J. Byrne *Chief Operating Officer	Director	June 18, 2002

/s/ Robert J. Aalberts Robert J. Aalberts	Director	June 18, 2002

/s/ John E. Dawson John E. Dawson	Director	June 18, 2002

/s/ Robert A. Groesbeck Robert A. Groesbeck	Director	June 18, 2002