Form 10QSB
period 2002-06-30
VESTIN GROUP INC
filed 2002-08-12
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2002
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

Yes [X]      No [   ]

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2002:

5,321,298 Shares of Common Stock

VESTIN GROUP, INC. AND
SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

June 30, 2002
(Unaudited)

ASSETS

Cash	$3,525,994
Accounts receivable, net	3,569,372
Due from related parties	1,079,806
Notes receivable	746,000
Investments in marketable securities available for sale	143,317
Investments in real estate held for sale	1,321,600
Investments in mortgage loans on real estate	7,206,735
Other investments — related parties	2,588,500
Other assets	554,813
Property and equipment, net	365,672

Total assets	$21,101,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,801,369
Dividends payable	187,398
Income taxes payable	2,012,891
Lines of credit	—
Notes payable	158,000

Total liabilities	4,159,658

Commitments and contingencies	—

Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 937,800 shares issued and outstanding	94
Common stock, $.0001 par value; 100 million shares authorized; 5,568,198 shares issued and 5,343,698 shares outstanding	557
Treasury stock, 224,500 shares	(1,885,582)
Additional paid-in capital	8,450,737
Retained earnings	10,563,352
Accumulated other comprehensive loss	(187,007)

Total stockholders’ equity	16,942,151

Total liabilities and stockholders’ equity	$21,101,809

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues
Loan placement and related fees	$8,740,203	$4,535,539	$13,347,801	$8,253,646
Interest income	63,722	119,937	242,501	329,359
Other income	63,097	60,131	297,625	87,994

Total revenues	8,867,022	4,715,607	13,887,927	8,670,999

Expenses
Sales and marketing expenses	2,533,215	1,962,262	4,067,698	4,435,173
General and administrative expenses	2,908,906	2,357,996	5,277,695	4,401,385
Interest expenses	170,709	96,647	440,591	227,370

Total expenses	5,612,830	4,416,905	9,785,984	9,063,928

Income from continuing operations before provision for income taxes	3,254,192	298,702	4,101,943	(392,929)
Provision for income taxes	1,106,425	109,870	1,394,661	(125,285)

NET INCOME	$2,147,767	$188,832	$2,707,282	$(267,644)

Earnings per common share — Basic
Net income	$0.35	$0.03	$0.41	$(0.04)

Earnings per common share — Diluted
Net income	$0.22	$0.03	$0.26	$(0.04)

Weighted average number of common shares outstanding — Basic	5,444,883	6,161,809	5,482,952	6,169,363

Weighted average number of common shares outstanding — Diluted	8,738,727	6,958,449	8,662,066	6,169,363

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2002
(Unaudited)

									Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional		Other
							Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at January 1, 2002	937,800	$94	5,568,198	$557	—	$—	$7,948,778	$8,984,283	$(163,523)	$16,770,189
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,707,282	—	2,707,282
Net unrealized loss on investments available-for-sale, net of tax of $8,944	—	—	—	—	—	—	—	—	(23,484)	(23,484)

Total comprehensive income	—	—	—	—	—	—	—	—	(187,007)	19,453,987
Declaration of dividend on preferred stock	—	—	—	—	—	—	—	(468,900)	—	(468,900)
Declaration of dividend on common stock	—	—	—	—	—	—	—	(659,313)	—	(659,313)
Expenses related to issuance of warrants	—	—	—	—	—	—	501,959	—	—	501,959
Treasury stock acquired	—	—	—	—	(224,500)	(1,885,582)	—	—	—	(1,885,582)

Balance at June 30, 2002	937,800	$94	5,568,198	$557	(224,500)	$(1,885,582)	$8,450,737	$10,563,352	$(187,007)	$16,942,151

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,
(Unaudited)

	2002	2001

Cash flow from operating activities:
Net income (loss)	$2,707,282	$(267,644)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	50,589	26,754
Stock based compensation	501,959	464,842
Net loss from sale of investment in real estate held for sale	198,111	—
Changes in operating assets and liabilities:
Accounts receivable	139,098	(779,599)
Other assets	(12,802)	(252,994)
Due from related parties	(100,077)	(27,589)
Prepaid expenses	—	(250,000)
Accounts payable and accrued expenses	(122,573)	683,600
Income taxes payable	549,648	(439,394)

Net cash provided by (used in) operating activities	3,911,235	(842,024)

Cash flows from investing activities:
Purchase of property and equipment	(111,544)	(118,730)
Cash advanced on notes receivable	(110,000)	(812,500)
Principal payments received on notes receivable	991,499	153,000
Purchase of investment in real estate held for sale	(30,721)	—
Proceeds from sale of investments in real estate held for sale	4,717,000	896,000
Net purchase of investment in marketable securities	(138,039)	(19,068)
Net sale (purchase) of other investments	114,999	(679,289)
Purchase of investments in mortgage loans on real estate, net of sales	(2,293,341)	(700,719)

Net cash provided by (used in) investing activities	3,139,853	(1,281,306)

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

For the six months ended June 30,
(Unaudited)

	2002	2001

Cash flows from financing activities:
Advances on line of credit, net	$—	$2,000,000
Payments on notes payable	(4,397,232)	(140,000)
Issuance of preferred stock dividend	(468,900)	—
Issuance of common stock dividend	(550,062)	—
Purchase of treasury stock	(1,885,582)	(156,176)

Net cash provided by (used in) financing activities	(7,301,776)	1,703,824

NET DECREASE IN CASH	(250,688)	(419,506)
Cash at beginning of year	3,776,682	1,048,855

Cash at end of year	$3,525,994	$629,349

Supplemental cash flow information:
Cash paid for federal income taxes	$1,335,091	$500,000

Cash paid for interest	$325,883	$191,007

Noncash investing and financing activities:
Dividends declared on preferred stock	$78,150	$—

Dividends declared on common stock	$109,248	$—

Investments in real estate held for sale acquired through foreclosure	$1,321,600	$—

Notes payable assumed through foreclosure	$158,000	$—

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

The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. The Company’s primary operations consist of managing Vestin Fund I and Vestin Fund II and arranging for investor funding of commercial, construction, acquisition and development, land and residential mortgage loans.

The interim consolidated financial statements present the balance sheet, statements of income, stockholders’ equity and cash flows of Vestin Group, Inc. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company is currently undergoing an audit of its interim consolidated financial statements as of and for the six months ended June 30, 2002 for the purpose of facilitating future SEC filings. The results of the audit may impact the Company’s consolidated interim financial information presented herein.

NOTE 2 — RELATED PARTY TRANSACTIONS

Due from related parties approximating $1,080,000 as of June 30, 2002 is comprised of the following:

A note receivable of approximately $211,000 from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal and any accrued interest due as a lump sum at maturity.

Amounts due from Vestin Fund I, LLC (“Fund I”) approximating a total of $218,000 relate to management fees, earnings on units invested in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Vestin Fund II, LLC (“Fund II”) approximating a total of $651,000 relate to management fees, earnings on units invested in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

During the three and six months ended June 30, 2002, the Company paid approximately $67,400 and $126,300, respectively, for legal fees to a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership.

The Company’s President and Chief Financial Officer, Financial Advisor, and Tax Manager are equity owners in a Certified Public Accounting (“CPA”) firm. During the three and six months ended June 30, 2002, the CPA firm’s staff assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three month periods ended June 30, 2002 and 2001, the Company recorded revenues of approximately $31,000 and $-0-, respectively, from its investment in Fund I as a result of distributions declared during those periods. For the six month periods ended June 30, 2002 and 2001, the Company recorded revenues of $64,000 and $-0-, respectively, from its investment in Fund I. Vestin Mortgage, Inc., as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three month periods ended June 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund I of approximately $63,000 and $-0-, respectively. For the six month periods ended June 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund I of approximately $124,000 and $7,000, respectively.

For the three month periods ended June 30, 2002 and 2001, the Company recorded revenues of approximately $34,000 and $-0-, respectively, from its investment in Fund II as a result of distributions declared during those periods. For the six month periods ended June 30, 2002 and 2001, the Company recorded revenues of $69,000 and $-0-, respectively, from its investment in Fund II. Vestin Mortgage, Inc. is also the Managing Member of Fund II entitling it to receive annual management fees of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended June 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund II approximating $134,000 and $-0-, respectively. For the six month periods ended June 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund II of approximately $237,000 and $-0-, respectively. During the three and six month periods ended June 30, 2002, the Company sold $10,000,000 in loans to Fund II pursuant to the terms of the Operating Agreement of Fund II which permits Fund II to acquire loans from the Company if such loan was acquired to facilitate its acquisition by Fund II and provided that the price paid by Fund II is no greater than the Company’s cost.

NOTE 3 — INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

Approximately $3,241,000 in loans were more than 90 days past due in payment of interest at June 30, 2002. The Company has commenced foreclosure proceedings with respect to such loans. As of June 30, 2002, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in the process of foreclosure in light of the types and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company’s management estimates that an allowance for loan losses is not necessary.

NOTE 4 — INVESTMENTS IN REAL ESTATE HELD FOR SALE

Investments in real estate held for sale approximating $1,322,000 as of June 30, 2002, consisted of the following:

A residential property located in Las Vegas, Nevada with a carrying value of $797,000. The Company acquired this property through foreclosure and took title to the property during the three month period ended June 30, 2002.

Two developed parcels of land located in Las Vegas, Nevada with a total carrying value of $525,000. The Company acquired these properties through foreclosure and took title to these properties during the three month period ended June 30, 2002.

During the three month period ended June 30, 2002, the Company acquired through foreclosure a commercial property located in Las Vegas, Nevada with a value of approximately $3,183,000. The Company subsequently sold the property to a third party for $3,550,000. The buyer of the property (the “Buyer”) received funding from Funds I and II in the aggregate amount of $3,130,000. The loans from Funds I and II are interest only, payable monthly at an annual rate of 10% with the principal due in June 2003. The resulting gain to the Company of approximately $367,000 was deferred as of June 30, 2002 due to an inadequate initial investment by the Buyer (i.e., cash payment in excess of 20%) in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate”. The deferred gain of $367,000 is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2002. On August 9, 2002, Funds 1 and II received total proceeds of $300,000 from the Buyer, which were applied against the Buyer’s indebtedness to Funds I and II. As a result of this payment, the Buyer satisfied the minimum initial investment requirements to achieve full profit recognition in accordance with SFAS No. 66. Accordingly, the Company will record the gain of $367,000 during the three months ending September 30, 2002.

During the three month period ended June 30, 2002, the Company sold a commercial property located in Las Vegas, Nevada that was acquired through foreclosure in 2001 for $2,250,000, resulting in a gain to the Company of approximately $111,000.

During the three month period ended June 30, 2002, the Company sold a residential property located in Las Vegas, Nevada that was acquired through foreclosure in 2001 for $2,100,000, resulting in a loss to the Company of approximately $309,000.

NOTE 5 — LINES OF CREDIT

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of June 30, 2002, the Company had no outstanding balance on any of the lines of credit. These lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.75% at June 30, 2002) and expire in June 2003. These lines of credit are guaranteed by the Company’s Chief Executive Officer and majority stockholder and will be secured by deed of trust on the property which will be pledged as collateral under the terms of the lines of credit. As of June 30, 2002, the Company was in compliance with all applicable covenants related to the lines of credit.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 — NOTES PAYABLE

Notes payable totaling $158,000 as of June 30, 2002, consists of promissory notes to various parties related to foreclosed real estate properties (developed parcels of land) during the three months ended June 30, 2002. The notes payable are collateralized by the foreclosed real estate properties, at an interest rate of 13%, and due on demand.

NOTE 7 — TREASURY STOCK

During the six months ended June 30, 2002, the Company acquired 224,500 shares of the Company’s common stock for a total value of $1,885,582 which was held in treasury as of June 30, 2002.

NOTE 8 — DIVIDENDS PAYABLE

In June 2002, the Company declared cash dividends on common and preferred stock holders of $0.02 and $0.08 per share, respectively, that were paid in July 2002.

NOTE 9 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common shareholders adjusted for dividends to preferred shareholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three and six months ended June 30, 2002, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $234,450 and $468,900, respectively. There were no dividends to preferred shareholders during the same periods in 2001.

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENT

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). SFAS No. 144 superceded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS No. 121), and certain of the accounting and reporting provisions of APB Opinion No. 30. For long-lived assets to be held and used, SFAS No. 144 retained the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying value of long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of by sale, the SFAS No. 121 model was also retained which requires an asset to be measured at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is held for sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is generally to be applied prospectively. The Company is currently evaluating the impact of SFAS No. 144; however, it is not expected that the adoption of SFAS No. 144 will have a material impact on the Company’s financial position or results of operations.

NOTE 11 — SUBSEQUENT EVENT

In August 2002, the Company made payments of $800,000 towards its income taxes payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Background

Vestin Group, Inc. (“Vestin Group”), was incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. Vestin Group is a holding company that conducts all of its operations through its wholly owned subsidiaries. Vestin Group together with its subsidiaries shall be hereinafter referred to as the “Company.”

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

In April 2000, Vestin Group acquired Vestin Capital, Inc., formerly DM Financial Services, Inc., a registered broker-dealer in 43 states (“Vestin Capital”). In December 1999, Vestin Group also acquired DM Mortgage Advisors, Inc., an Arizona based mortgage funding business which has changed its name to Vestin Mortgage Advisers (“VM Advisers”). Both Vestin Capital and VM Advisers were wholly owned by Michael Shustek, who received 10,300 shares of Vestin Group’s Common Stock for Vestin Capital, and 17,700 shares of Vestin Group’s Common Stock for VM Advisors.

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company (“Fund I”), which was organized to invest in mortgage loans. In June 2001, Fund I completed a public offering of its units, raising an aggregate of $100 million. The Company has also organized Vestin Fund II, LLC (“Fund II”), a Nevada limited liability company which invests in mortgage loans. Fund II is currently conducting a public offering of its units pursuant to a registration statement which was declared effective on June 13, 2001. As of June 30, 2002, Fund II had raised approximately $231 million from the sale of units. Fund II intends to continue the offering of its units until the earlier of June 2003 or such time as it raises an aggregate of $500 million.

Vestin Capital serves as the lead broker dealer on the sale of units for Fund I and Fund II and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

Fund I and Fund II (collectively referred to as the “Funds”) are the main funding sources for Vestin Mortgage’s commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which they will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage is entitled to receive an annual management fee from each fund of up to 0.25% of the aggregate capital contributions to each fund. The Company may, in its sole discretion, waive its management fee. The Company received management fees for the three and six months ended June 30, 2002 of $63,000 and $124,000 for Fund I and $134,000 and $237,000 for Fund II, respectively. As of June 30, 2002, the Company owns approximately 100,000 units in Fund I and 110,000 units in Fund II as consideration for expenses paid by the Company to unaffiliated third parties in connection with the offering of such units. The Company’s ownership interest in Funds I and II represent approximately 1.0% and 0.48% of the outstanding amount of units, respectively, as of June 30, 2002.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended June 30, 2002 and 2001. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenue

The Company reported total revenues of approximately $8.9 million for the three month period ended June 30, 2002, an increase of 88% from approximately $4.7 million for the three month period ended June 30, 2001. Approximately 94% of the Company’s revenue for both periods was derived from its mortgage brokerage operations. The remaining revenue was principally generated by interest earned from investments in mortgage loans, distributions from its investments in Fund I and II, and interest earned from bank depository accounts for the quarters ended June 30, 2002 and 2001.

For the six months ended June 30, 2002, the Company reported a 60% increase in revenue of approximately $13.9 million as compared to $8.7 million for the same period the previous year.

Loan placement fees increased from $2.6 million in the second quarter of 2001 to $6.8 million for the second quarter of 2002, an increase of approximately 162%. The increase in loan placement fee revenues resulted largely from the significant increase in the dollar amount of loans arranged by the Company. This is a direct result of the additional funds available to the Company from Fund II which was not conducting business during the second quarter of 2001. Loan placement fees as a percentage of loans made decreased from 4.7% during the second quarter of 2001 to 4.4% during the second quarter of 2002, primarily as a result of the fact that the principal amount of the loans arranged by the Company in 2002 have generally been larger than the size of the loans arranged in 2001. Servicing and extension fees also decreased from $1.98 million in the second quarter of 2001 to $1.95 million in the second quarter of 2002. Such fees will fluctuate from quarter to quarter depending upon the nature of the loan portfolio and the level of requests for extensions from borrowers.

Approximately $102 thousand and $86 thousand of revenues in the three month periods ended June 30, 2002 and 2001, respectively, were derived from investments in mortgage loans, and investments in Fund I and II. As of June 30, 2002, the Company had approximately $7.6 million invested in mortgage loans, and $2.1 million invested in Funds I and II. The Company earns additional income from interest earned on monies in its bank deposits.

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

Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Thus, real estate markets vary greatly from place to place and local knowledge of a real estate market is essential to prudent lending. In order to obtain such local knowledge, the Company intends to engage the services of local real estate brokers and real estate lawyers who are believed to be familiar with the markets into which the Company may expand. No assurances can be given that the Company will be successful in any geographical expansion of its operations or that it will be able to mitigate the risk of such expansion by working with local brokers and lawyers. Any difficulties encountered by the Company in this regard could adversely affect the Company’s results of operations, slow down its expansion plans or result in a reduction of loan placement fees.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses amounted to approximately 29% and 42% or $2.5 million and $2.0 million, respectively, of the Company’s total revenues for the three-month periods ended June 30, 2002 and 2001, respectively. The decrease for the second quarter 2002 is primarily related to a decreased focus on advertising. During the second quarter of 2001, the Company engaged in an extensive promotional campaign intended to expand public recognition of its mortgage brokerage activities and investment programs. It was also during the second quarter of 2001 that the Company began to fully utilize the services of Joe Namath as Company spokesman. Although the Company continues to pursue various promotional efforts, its overall advertising efforts have been reduced from 2001.

Sales and marketing expenses for the six months ended June 30, 2002, approximated $4.1 million versus $4.4 million for the same period 2001. This decrease is primarily related to the aforementioned decrease in advertising efforts.

General and Administrative Expenses

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company amounted to $2.9 million or 33% of total revenues for the second quarter of 2002, and $2.4 million or 50% for the second quarter of 2001. The Company anticipates that, as the Company’s operations grow, general and administrative expenses will increase at a more moderate rate and will decrease as a percentage of total revenues. The Company believes that its current management infrastructure is largely sufficient to handle the increasing level of lending activity resulting from the growth in the Company’s funding sources.

General and administrative expenses for the six months ended June 30, 2002 were $5.3 million versus $4.4 million for the same period in 2001. This increase is related to a number of factors including an increase in legal and professional fees as well as a general increase related to the Company’s growth.

Income Before Income Taxes

As a result of the foregoing factors, results from operations before provision for income taxes generated $3.3 million in the three month period ended June 30, 2002 as compared to $0.3 million generated in the second quarter of 2001.

For the six months ended June 30, 2002 results from operations before provision for income taxes generated $4.1 million versus a loss from continuing operations of $(0.4) million in the six months ended June 30, 2001.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company’s name to facilitate the loan placement process. Upon receipt of funding source for such loans placed, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are recorded as revenue at the extension grant date.

Investments in Real Estate Held for Sale

Investments in real estate held for sale approximating $1,322,000 as of June 30, 2002, consisted of the following:

A residential property located in Las Vegas, Nevada with a carrying value of $797,000. The Company acquired this property through foreclosure and took title to the property during the three month period ended June 30, 2002.

Two developed parcels of land located in Las Vegas, Nevada with a total carrying value of $525,000. The Company acquired these properties through foreclosure and took title to these properties during the three month period ended June 30, 2002.

During the three month period ended June 30, 2002, the Company acquired through foreclosure a commercial property located in Las Vegas, Nevada with a value of approximately $3,183,000. The Company subsequently sold the property to a third party for $3,550,000. The buyer of the property (the “Buyer”) received funding from Funds I and II in the aggregate amount of $3,130,000. The loans from Funds I and II are interest only, payable monthly at an annual rate of 10% with the principal due in June 2003. The resulting gain to the Company of approximately $367,000 was deferred as of June 30, 2002 due to an inadequate initial investment by the Buyer (i.e., cash payment in excess of 20%) in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate”. The deferred gain of $367,000 is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2002. On August 9, 2002, Funds 1 and II received total proceeds of $300,000 from the Buyer, which were applied against the Buyer’s indebtedness to Funds I and II. As a result of this payment, the Buyer satisfied the minimum initial investment requirements in accordance with SFAS No. 66 to achieve sale accounting. Accordingly, the Company will record the gain of $367,000 during the three months ended September 30, 2002.

During the three month period ended June 30, 2002, the Company sold a commercial property located in Las Vegas, Nevada that was acquired through foreclosure in 2001 for $2,250,000, resulting in a gain to the Company of approximately $111,000.

During the three month period ended June 30, 2002, the Company sold a residential property located in Las Vegas, Nevada that was acquired through foreclosure in 2001 for $2,100,000, resulting in a loss to the Company of approximately $309,000.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Currently, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. As of June 30, 2002, the Company had approximately $3,241,000 in loans that were greater than 90 days past due in payment of interest; the Company has commenced foreclosure proceedings with respect to such loans. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and loan-to-value ratio on the underlying collateral securing the loan. Accordingly, the Company’s management estimates that an allowance for loan losses is not necessary.

Allowance for Loan Losses

When deemed necessary, the Company will set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve. The Company has evaluated all factors, including losses as discussed in the Investments in Real Estate Held for Sale section, and determined it unnecessary to establish an allowance for loan losses as of June 30, 2002.

Investments in Funds

The Company’s investments in the Funds are accounted for under the equity method in which the Company’s share of the Funds’ earnings or losses are included in the consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

For the six months ended June 30, 2002, the cash flows provided by operating activities of the Company approximated $4.3 million or 31% of the Company’s total revenue, compared to cash used in operating activities of $0.8 million or 9% during the six months period ended June 30, 2001. Cash provided by investing activities of $2.8 million during the six months ended June 30, 2002, compared to cash used in investing activities of $1.3 million during the same period of the prior year, a change resulting primarily from sales in investments on mortgage loans on real estate of $4.4 million.

The Company has historically relied upon cash flow from operations and the sale of securities to provide for its capital requirements and the sale of securities. During the six months ended June 30, 2002, the Company generated net income of $2.7 million and a positive cash flow from operating activities of $4.3 million. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at June 30, 2002, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

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

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. The Company now relies primarily on Fund I and Fund II as funding sources. As of June 30, 2002, Fund I had approximately $100 million of capital and Fund II had approximately $231 million of capital. The Company placed approximately $156 million and $54.8 million in mortgage loans in the three month periods ended June 30, 2002, and 2001, respectively. Of the $156 million placed in the three months ended June 30, 2002, $68.4 million is subject to future disbursements as may be required by the borrowers and $87.8 million was disbursed during the three month period. Of this amount, the Funds provided approximately $81.9 million and individual investors provided approximately $5.9 million. Of the $81.9 million, approximately $71.9 million represents mortgage loans placed directly with the Funds, and approximately $10 million represents mortgage loans sold by Vestin Mortgage to the Funds in accordance with the terms of the operating agreements which govern the Funds. For the three months ended June 30, 2001, the Funds provided approximately $48.1 million and individual investors provided approximately $6.7 million.

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

Additionally, the Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans. There was no balance outstanding on the lines of credit as of June 30, 2002. The line of credit is payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.75% at June 30, 2002) and expires in June 2003. These lines of credit are guaranteed by the Company’s majority stockholder and will be secured by deeds of trust on the property to be pledged as collateral for any advances made under the lines of credit. As of June 30, 2002, the Company is in compliance with all applicable covenants related to the lines of credit.

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

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by the Company and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, the Company’s future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings.

Risks of Interest

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Page Number/
Exhibit Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	*
2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	*
2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9. 1999	*
2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	**
3.1	Certificate of Incorporation	***
3.2	By-laws	***
10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	***
10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto	****

Page Number/
Exhibit Number	Description	Filing Method

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	****
10.4	The 2000 Stock Option Plan of Sunderland Corporation	****
10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	****
10.6	Employment Agreement between the Company and Ira S. Levine, dated September 1, 2000	******
10.7	Employment Agreement between the Company and Lance K. Bradford, dated April 1, 2000	*******
10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	*****
99.1	Certification Pursuant to U.S.C. 18 Section 1350	21

*	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

**	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

***	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

****	Previously filed on Form 10-KSB (File No. 000-24803) on June 30, 2000.

*****	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

******	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

*******	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

(b)  Reports on Form 8-K

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and June 4, 2002, which report the following items:

(i) Item 4 — Changes in Registrant’s Certifying Accountant; and

(ii) Item 7 — Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By: /s/ Lance K. Bradford Lance K. Bradford, President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)
Date: August 12, 2002