Form 10QSB
period 2002-09-30
VESTIN GROUP INC
filed 2002-11-14
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2002
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]   No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2002:

5,275,198 Shares of Common Stock

                             VESTIN GROUP, INC. AND
                                  SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements........................................
           Consolidated Balance Sheet (unaudited)......................    3
           Consolidated Statements of Income (unaudited)...............    4
           Consolidated Statement of Stockholders' Equity (unaudited)..    5
           Consolidated Statements of Cash Flows (unaudited)...........    6
           Notes to Consolidated Financial Statements (unaudited)......    8
Item 2.    Management's Discussions and Analysis.......................   11
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   18
Item 2.    Changes in Securities and Use of Proceeds...................   18
Item 3.    Defaults Upon Senior Securities.............................   18
Item 4.    Submission of Matters to a Vote of Security Holders.........   18
Item 5.    Other Information...........................................   18
Item 6.    Exhibits and Reports on Form 8-K............................   19
SIGNATURES.............................................................   20

                      VESTIN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2002

                                  (Unaudited)

                                     ASSETS

Cash                                                                        $  1,441,312
Accounts receivable, net of allowance of $181,400                              4,384,783
Interest receivable                                                                9,351
Due from related parties                                                       1,415,179
Notes receivable                                                                 711,500
Notes receivable - related party                                                 180,964
Investments in marketable trading securities                                     119,409
Investments in real estate held for sale                                       6,550,702
Investments in mortgage loans on real estate, net of allowance of $80,000     11,450,752
Other investments - related parties                                            2,100,000
Other assets                                                                     710,024
Property and equipment, net                                                      368,186
                                                                            ------------

            Total assets                                                    $ 29,442,162
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                       $  1,580,989
Dividend payable                                                                  78,150
Income taxes payable                                                           2,237,459
Line of credit                                                                 4,700,000
Notes payable - related party                                                  2,641,428
Notes payable                                                                    151,003
                                                                            ------------
            Total liabilities                                                 11,389,029
                                                                            ------------

Commitments and contingencies                                                         --

Stockholders' equity
      Preferred stock, $.0001 par value; 20 million shares authorized;
       937,800 shares issued and outstanding                                          94
      Common stock, $.0001 par value; 100 million shares authorized
       5,570,198 shares issued and 5,275,198 shares outstanding                      557
      Treasury stock, 295,000 shares                                          (2,478,227)
      Additional paid-in capital                                               8,690,811
      Retained earnings                                                       11,839,898
                                                                            ------------
            Total stockholders' equity                                        18,053,133
                                                                            ------------

            Total liabilities and stockholders' equity                      $ 29,442,162
                                                                            ============

The accompanying notes are an integral part of this statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                        FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
Revenues
  Loan placement and related fees                     $  8,602,981     $  4,779,856     $ 21,950,782     $ 13,022,809
  Interest income                                          149,156          111,326          391,656          440,685
  Other income                                              72,442           84,311          370,067          183,611
                                                      ------------     ------------     ------------     ------------
    Total revenues                                       8,824,579        4,975,493       22,712,505       13,647,105
                                                      ------------     ------------     ------------     ------------

EXPENSES
  Sales and marketing expenses                           2,192,694        1,981,067        6,260,396        6,410,138
  General and administrative expenses                    3,344,235        2,455,876        8,621,927        6,890,555
  Interest expenses                                         20,479          170,891          461,070          398,261
                                                      ------------     ------------     ------------     ------------
    Total expenses                                       5,557,408        4,607,834       15,343,393       13,698,954
                                                      ------------     ------------     ------------     ------------

    Income (loss) from continuing operations
      before provision for income taxes                  3,267,171          367,659        7,369,112          (51,849)

PROVISION (BENEFIT) FOR INCOME TAXES                     1,110,838          133,247        2,505,498           (1,143)
                                                      ------------     ------------     ------------     ------------

    NET INCOME (LOSS)                                 $  2,156,333     $    234,412     $  4,863,614     $    (50,706)
                                                      ============     ============     ============     ============
EARNINGS PER COMMON SHARE - BASIC
  Net income (loss)                                   $       0.36     $       0.04     $       0.77     $      (0.01)
                                                      ============     ============     ============     ============
EARNINGS PER COMMON SHARE - DILUTED
  Net income (loss)                                   $       0.23     $       0.03     $       0.48     $      (0.01)
                                                      ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                                     5,342,816        6,116,670        5,427,291        6,151,447
                                                      ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - DILUTED                                   8,519,148        6,913,508        8,601,452        6,151,447
                                                      ============     ============     ============     ============

The accompanying notes are an integral part of this statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the nine months ended September 30, 2002

                                   (Unaudited)


                                       PREFERRED STOCK       COMMON STOCK             TREASURY STOCK
                                      -----------------   -------------------    -------------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT     SHARES         AMOUNT
                                      -------     ---     ---------     ----     --------      -----------
Balance at January 1, 2002            937,800     $94     5,568,198     $557           --      $        --

Declaration of dividend on
  preferred stock                          --      --            --       --           --               --

Declaration of dividend on
  common stock                             --      --            --       --           --               --

Expenses related to issuance
  of warrants                              --      --            --       --           --               --

Realization of loss on marketable
  securities                               --      --            --       --           --               --

Treasury stock acquired                    --      --            --       --     (295,000)      (2,478,227)

Common stock warrants excercised           --      --         2,000       --           --               --

Warrants to purchase common
  stock for consulting services            --      --            --       --           --               --

Net income                                 --      --            --       --           --               --
                                      -------     ---     ---------     ----     --------      -----------
BALANCE AT SEPTEMBER 30, 2002         937,800     $94     5,570,198     $557     (295,000)     $(2,478,227)
                                      =======     ===     =========     ====     ========      ===========

                                                                      ACCUMULATED
                                      ADDITIONAL                         OTHER
                                        PAID-IN        RETAINED      COMPREHENSIVE
                                        CAPITAL        EARNINGS          INCOME           TOTAL
                                      ----------     ------------      ---------      ------------

Balance at January 1, 2002            $7,948,778     $  8,984,283      $(163,523)     $ 16,770,189

Declaration of dividend on
  preferred stock                             --         (703,350)            --          (703,350)

Declaration of dividend on
  common stock                                --       (1,304,649)            --        (1,304,649)

Expenses related to issuance
  of warrants                            696,226               --             --           696,226

Realization of loss on marketable
  securities                                  --               --        163,523           163,523

Treasury stock acquired                       --               --             --        (2,478,227)

Common stock warrants excercised           8,000               --             --             8,000

Warrants to purchase common
  stock for consulting services           37,807               --             --            37,807

Net income                                    --        4,863,614             --         4,863,614
                                      ----------     ------------      ---------      ------------
BALANCE AT SEPTEMBER 30, 2002         $8,690,811     $ 11,839,898      $      --      $ 18,053,133
                                      ==========     ============      =========      ============

The accompanying notes are an integral part of this statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                                              2002             2001
                                                                          ------------      -----------
Cash flow from operating activities:
  Net income (loss)                                                       $  4,863,614      $   (50,706)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                              77,420           47,645
     Stock based compensation                                                  742,033          696,917
     Net gain from sales of investment in real estate held for sale           (168,889)              --
     Loss on investment in marketable securities                               253,427               --
     Loss on other investments                                                 403,500               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (839,386)      (1,179,007)
       Distributions receivable from related party                                  --         (114,258)
       Interest receivable                                                      (9,351)              --
       Shareholder receivable                                                  351,899          (14,927)
       Other assets                                                             31,987          (46,695)
       Due from related parties                                             (1,038,312)        (109,594)
       Deferred tax asset                                                           --          (17,629)
       Accounts payable and accrued expenses                                    58,224          517,070
       Dividend payable                                                        (34,174)              --
       Income taxes payable                                                    774,216         (550,856)
                                                                          ------------      -----------

           Net cash provided by (used in) operating activities               5,466,208         (822,040)
                                                                          ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (140,889)        (174,689)
  Advances to related parties                                                       --          (80,000)
  Cash advanced on notes receivable                                           (144,500)        (400,000)
  Principal payments received on notes receivable                            1,060,499          153,000
  Principal payments received on notes receivable - related party               69,999               --
  Purchase of investment in real estate held for sale                         (111,371)        (336,952)
  Proceeds from sale of investment in real estate held for sale              4,717,000               --
  Net purchase of investment in marketable securities                         (180,551)         (41,576)
  Net purchase of other investments                                                 --         (738,820)
  Purchase of investments in mortgage loans on real
    estate from Fund II                                                     (4,700,855)              --
  Proceeds from sale of investments in mortgage loans
    on real estate to Fund II                                               10,000,000               --
  Purchase of investments in mortgage loans on real
   estate, net of sales                                                    (13,525,702)      (1,899,458)
                                                                          ------------      -----------

     Net cash used in investing activities                                  (2,956,370)      (3,518,495)
                                                                          ------------      -----------

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                   (Continued)

                                                                              2002             2001
                                                                          ------------      -----------
Cash flows from financing activities:
  Advances on line of credit                                                 4,700,000               --
  Payments on notes payable                                                 (5,058,982)        (802,412)
  Proceeds from note payable - related party                                        --        5,000,000
  Payment of dividend on preferred stock                                      (703,350)              --
  Payment of dividend on common stock                                       (1,304,649)              --
  Purchase of treasury stock                                                (2,478,227)        (274,269)
                                                                          ------------      -----------

    Net cash provided by (used in) financing activities                     (4,845,208)       3,923,319
                                                                          ------------      -----------

    NET DECREASE IN CASH                                                    (2,335,370)        (417,216)

CASH AT BEGINNING OF PERIOD                                                  3,776,682        1,048,855
                                                                          ------------      -----------

CASH AT END OF PERIOD                                                     $  1,441,312      $   631,639
                                                                          ============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for federal income taxes                                      $  2,221,360      $   567,342
                                                                          ============      ===========

  Cash paid for interest                                                  $    738,728      $   325,535
                                                                          ============      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared on preferred stock                                   $     78,150      $        --
                                                                          ============      ===========
  Notes payable assumed through foreclosure                               $  2,641,428      $        --
                                                                          ============      ===========
  Investments in real estate held for sale
    acquired through foreclosure                                          $  6,470,052      $        --
                                                                          ============      ===========

The accompanying notes are an integral part of these statements.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB and 10-KSB/A for the year ended December 31, 2001 of Vestin Group, Inc. ("Vestin" or "the Company").

The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary ("Vestin Mortgage"). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage's primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing two publicly held funds, Vestin Fund I, LLC ("Fund I") and Vestin Fund II, LLC ("Fund II"), which invest in mortgage loans. Vestin Mortgage as manager of Fund I and Fund II will be referred to as "Managing Member".

The interim consolidated financial statements present the balance sheet, statements of income, stockholders' equity and cash flows of Vestin Group, Inc. and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 -- RELATED PARTY TRANSACTIONS

Notes receivable - related party consists of a note receivable of approximately $181,000 from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal and any accrued interest due as a lump sum at maturity.

Due from related parties approximating $1,415,000 as of September 30, 2002 are comprised of the following:

    Amounts due from Fund I totaling $430,000 relate to management fees, earnings on units invested in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

    Amounts due from Fund II totaling $985,000 relate to management fees, earnings on units invested in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Other  investments - related  parties  consists of the Company's  investments in
units  of  Fund  I  and  Fund  II  totaling   $1.0  million  and  $1.1  million,
respectively, as of September 30, 2002.

During the three and nine months ended September 30, 2002, the Company paid $244,771 and $890,823, respectively, for legal fees to a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

The Company's President, Financial Advisor, and Tax Manager are equity owners in a Certified Public Accounting ("CPA") firm. During the three and nine months ended September 30, 2002, the CPA firm's staff assisted in the preparation of the Company's financial reports and provided bookkeeping services at no charge to the Company.

For the three month periods ended September 30, 2002 and 2001, the Company recorded revenues of approximately $30,000 and $33,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. For the nine month periods ended September 30, 2002 and 2001, the Company recorded revenues of $94,000 and $92,000, respectively, from its investment in Fund I. Vestin Mortgage, as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three month periods ended September 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund I of approximately $62,000 and $-0-, respectively. For the nine month periods ended September 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund I of approximately $187,000 and $0, respectively.

For the three month periods ended September 30, 2002 and 2001, the Company recorded revenues of approximately $33,000 and $22,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. For the nine month periods ended September 30, 2002 and 2001, the Company recorded revenues of $102,000 and $22,000, respectively, from its investment in Fund II. Vestin Mortgage as the Managing Member is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended September 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund II approximating $162,000 and $-0-, respectively. For the nine month periods ended September 30, 2002 and 2001, Vestin Mortgage recorded management fees from Fund II of approximately $399,000 and $-0-, respectively.

During the three and nine month periods ended September 30, 2002, the Company sold $-0- and $10,000,000, respectively in loans to Fund II pursuant to the terms of the Operating Agreement of Fund II which permits Fund II to acquire loans from the Company if the loans were acquired to facilitate their acquisition by Fund II and provided that the price paid by Fund II is no greater than the Company's cost. During the three and nine months ended September 30, 2002, the Company purchased $4,700,000 in loans from Fund II.

The Company relies primarily on Fund I and Fund II as funding sources for mortgage loans originated. The Company placed approximately $135 million and $50.2 million in mortgage loans in the three month periods ended September 30, 2002, and 2001, respectively. Since the Funds are the Company's primary funding source, it is expected that the Funds will provide nearly all of the future disbursements as may be required by the borrowers.

During the three months ended September 30, 2002, the Company entered into an Aircraft Usage Agreement with C5, LLC, a company wholly owned by the Company's Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000).

NOTE 3 -- INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

Approximately $4.3 million in loans were past due with respect to payment of interest at September 30, 2002. The Company has commenced foreclosure proceedings with respect to such loans. As of September 30, 2002, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company's management has elected to establish a reserve for inherent losses in the portfolio totaling $80,000 based on the Company's policies and procedures regarding the valuation of its investments in mortgage loans on real estate.

NOTE 4 -- INVESTMENTS IN REAL ESTATE HELD FOR SALE

The Company acquired the following properties totaling $6,551,000 through foreclosure and took title to the properties during the three month period ended September 30, 2002:

     A residential property located in Las Vegas, Nevada with a carrying value of $797,000.

     Two developed parcels of land located in Las Vegas, Nevada with a total carrying value of $596,000.

     Vacant land located in Las Vegas, Nevada with a total carrying value of $594,000.

     Vacant land located in Eagle Mountain, Utah with a total carrying value of $4,564,000.

During the nine month period ended September 30, 2002, the Company acquired through foreclosure a commercial property located in Las Vegas, Nevada with a value of approximately $3,183,000. The Company subsequently sold the property to a third party for $3,550,000 resulting in a gain to the Company of approximately $367,000 for the three month period ending September 30, 2002. The buyer of the property received funding from Funds I and II in the aggregate amount of $3,130,000. The loans from Funds I and II are interest only, payable monthly at an annual rate of 10% with the principal due in June 2003.

NOTE 5 -- LINES OF CREDIT

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of September 30, 2002, the Company had an outstanding balance of $4,700,000 on one of the lines of credit. The proceeds from the advance were used to purchase a mortgage loan investment from Fund II. These lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional amount ranging from 1.0% to 2.0% (prime lending rate of 4.75% at September 30, 2002) and expire in June 2003. These lines of credit are guaranteed by the Company's Chief Executive Officer and majority stockholder and any balances will be secured by deed of trust on the property which will be pledged as collateral under the terms of the lines of credit. As of September 30, 2002, the Company was in compliance with all applicable covenants related to the lines of credit.

NOTE 6 -- NOTES PAYABLE

Notes payable totaling $151,000 as of September 30, 2002, consist of promissory notes to various parties related to foreclosed real estate properties (developed parcels of land) during the nine months ended September 30, 2002. The notes are collateralized by the foreclosed real estate property, at an interest rate of 13%, and are due on demand.

NOTE 7 -- NOTES PAYABLE - RELATED PARTY

Notes payable - related party approximating $2,641,000 as of September 30, 2002, consisted of the following:

    Note payable to a company solely owned by the Company's Chief Executive Officer totaling $158,000 related to developed parcels of land. The note is collateralized by the real estate property, bears interest at a rate of 13%, and is due on demand.

    Note payable to an entity controlled by a company owned by the Company's Chief Executive Officer totaling $569,000 related to vacant land. The note is collateralized by the real estate property, bears interest at a rate of 6%, and is due on demand.

    Note payable to an entity controlled by a company owned by the Company's Chief Executive Officer totaling $174,000 related to vacant land. The note is collateralized by the real estate property, bears interest at a rate of 13%, and is due on demand.

    Note payable to a company solely owned by the Company's Chief Executive Officer totaling $1,740,000 related to vacant land. The note is collateralized by the real estate property, at an interest rate of 13%, and is due on demand.

NOTE 8 -- TREASURY STOCK

During the nine months ended September 30, 2002, the Company acquired 295,000 shares of the Company's common stock for a total value of $2,478,000 which was held in treasury as of September 30, 2002.

NOTE 9 -- DIVIDENDS PAYABLE

In  September   2002,  the  Company   declared  a  cash  dividend  to  preferred
stockholders of $0.08 per share that was paid in October 2002.

NOTE 10 -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common shareholders adjusted for dividends to preferred shareholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three and nine months ended September 30, 2002, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $234,450 and $703,350, respectively. There were no dividends to preferred shareholders during the same periods in 2001.

NOTE 11 -- COMMITMENT AND CONTINGENCIES

The Company entered into an intercreditor agreement whereby a third party investor (the "Investor") may participate in certain mortgage loans with the Company, Fund I, and Fund II (collectively the "Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participated loan amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participated loan amount from the Investor for the outstanding balance plus accrued interest. Consequently, the mortgage loan financing under the participation arrangement is subject to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

As of September 30, 2002, the Investor participated in mortgage loans totaling $32,000,000, of which the Lead Lenders bear the risk in the event of borrower non-performance. At September 30, 2002, the Company did not have any outstanding loans in which the Investor was a participant. All loans that were participated under the intercreditor agreement at September 30, 2002 were participated by and between the Funds and the Investor.

NOTE 12 -- NEW ACCOUNTING PRONOUNCEMENT

In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002 ." This standard rescinds SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," and an amendment of that Statement, SFAS No. 64, " EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS " and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, " REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS " ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, " ACCOUNTING FOR LEASES, " as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, " ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, " LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. It is not expected that the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

NOTE 13--SUBSEQUENT EVENT

On November 1, 2002 the Company declared a dividend of $0.12 per common share of stock, payable on November 26, 2002, to shareholders of record as of the close of business on November 19, 2002.

In October 2002, Vestin Mortgage entered into an agreement to provide management services to inVestin Nevada, Inc., a corporation wholly owned by the Chief Executive Officer of the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND

Vestin Group, Inc. ("Vestin Group"), was incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. Vestin Group is a holding company that conducts all of its operations through its wholly owned subsidiaries. Vestin Group together with its subsidiaries shall be hereinafter referred to as the "Company."

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

In April 2000, Vestin Group acquired Vestin Capital, Inc., formerly DM Financial Services, Inc., a registered broker-dealer in 43 states ("Vestin Capital"). In December 1999, Vestin Group also acquired DM Mortgage Advisors, Inc., an Arizona based mortgage funding business which has changed its name to Vestin Mortgage Advisers ("VM Advisers"). Both Vestin Capital and VM Advisers were wholly owned by Michael Shustek, who received 10,300 shares of Vestin Group's Common Stock for Vestin Capital, and 17,700 shares of Vestin Group's Common Stock for VM Advisors.

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company ("Fund I"), which was organized to invest in mortgage loans. In June 2001, Fund I completed a public offering of its units, raising an aggregate of $100 million. The Company has also organized Vestin Fund II, LLC ("Fund II"), a Nevada limited liability company which invests in mortgage loans. Fund II is currently conducting a public offering of its units pursuant to a registration statement which was declared effective on June 13, 2001. As of September 30, 2002, Fund II had raised approximately $282 million from the sale of units. Fund II intends to continue the offering of its units until the earlier of June 2003 or such time as it raises an aggregate of $500 million.

Vestin Capital serves as the lead broker dealer on the sale of units for Fund I and Fund II and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

Fund I and Fund II (collectively referred to as the "Funds") are the main funding sources for Vestin Mortgage's commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which they will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage is entitled to receive an annual management fee from each fund of up to 0.25% of the aggregate capital contributions to each fund. The Company may, in its sole discretion, waive its management fee. The Company earned management fees for the three and nine months ended September 30, 2002 of $62,000 and $187,000 for Fund I and $162,000 and $399,000 for Fund II,
respectively. As of September 30, 2002, the Company owns approximately 100,000 units in Fund I and 110,000 units in Fund II as consideration for expenses paid by the Company to unaffiliated third parties in connection with the offering of such units. The Company's ownership interest in Funds I and II represent approximately 0.6% and 0.7% of the outstanding amount of units, respectively, as of September 30, 2002.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three and nine months ended September 30, 2002 and 2001. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company's annual report on Form 10-KSB and form 10-KSB/A for the year ended December 31, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUE

The Company reported total revenues of approximately $8.8 million for the three month period ended September 30, 2002, an increase of 77% from approximately $5.0 million for the three month period ended September 30, 2001. Approximately 98% of the Company's revenue for both periods was derived from its mortgage brokerage operations. The remaining revenue was principally generated by interest earned from investments in mortgage loans, distributions from its investments in Fund I and II, and interest earned from bank depository accounts for the quarters ended September 30, 2002 and 2001.

For the nine months ended September 30, 2002, the Company reported a 68% increase in revenue of approximately $22.7 million as compared to $13.6 million for the same period the previous year.

Loan placement fees increased from $2.3 million in the third quarter of 2001 to $6.2 million for the third quarter of 2002, an increase of approximately 170%. The increase in loan placement fee revenues resulted largely from the significant increase in the dollar amount of loans arranged by the Company. Loan placement fees as a percentage of loans made decreased marginally from 4.6% during the third quarter of 2001 to 4.5% during the third quarter of 2002. Servicing and extension fees also decreased from $2.5 million in the third quarter of 2001 to $1.5 million in the third quarter of 2002. Such fees will fluctuate from quarter to quarter depending upon the nature of the loan portfolio and the level of requests for extensions from borrowers. Approximately $149 thousand and $111 thousand of revenues in the three month periods ended September 30, 2002 and 2001, respectively, were derived from investments in mortgage loans, and investments in Fund I and II. As of September 30, 2002, the Company had approximately $11.5 million invested in mortgage loans, and $2.1 million invested in Funds I and II. The Company earns additional income from interest earned on its bank deposits.

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

Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Thus, real estate markets vary greatly from place to place and local knowledge of a real estate market is essential to prudent lending. In order to obtain such local knowledge, the Company intends to engage the services of local real estate brokers and real estate lawyers who are believed to be familiar with the markets into which the Company may expand. No assurances can be given that the Company will be successful in any geographical expansion of its operations or that it will be able to mitigate the risk of such expansion by working with local brokers and lawyers. Any difficulties encountered by the Company in this regard could adversely affect the Company's results of operations, slow down its expansion plans or result in a reduction of loan placement fees.

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses were approximately $2.2 million and $2.0 million, or 25% and 40%, respectively, of the Company's total revenues for the three-month periods ended September 30, 2002 and 2001, respectively. The increase for the third quarter 2002 is primarily related to an increase in commission expenses due to an overall increase in loans originated.

Sales and marketing expenses for the nine months ended September 30, 2002, approximated $6.3 million versus $6.4 million for the same period in 2001. This decrease is primarily related to a decrease in public relations expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $3.3 million or 38% of total revenues for the third quarter of 2002, and $2.5 million or 49% of revenues for the third quarter of 2001. The Company anticipates that, as the Company's operations grow, general and administrative expenses will increase at a more moderate rate and will decrease as a percentage of total revenues. The Company believes that its current management infrastructure is largely sufficient to handle the increasing level of lending activity resulting from the growth in the Company's funding sources.

General and administrative expenses for the nine months ended September 30, 2002 were $8.6 million versus $6.9 million for the same period in 2001. This increase is related to a number of factors including an increase in legal and professional fees, provisions for loan losses of $80,000, investment losses approximating $657,000 and a general increase related to the Company's growth.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision for income taxes generated $3.3 million in the three month period ended September 30, 2002 as compared to $0.4 million generated in the same period for the previous year.

For the nine months ended September 30, 2002 results from operations before provision for income taxes generated $7.4 million versus a loss from operations of $50 thousand in the nine months ended September 30, 2001.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company's name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money. This can vary from loan to loan. Extension fees are generally recorded as revenue at the extension grant date.

INVESTMENTS IN REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments  in  mortgage  loans  are  secured  by trust  deeds  and  mortgages.
Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. As of September 30, 2002, the Company had approximately $10.8 million in loans that were greater than 90 days past due in payment of interest in which the Company's investment totaled $4.3 million. The Company has commenced foreclosure proceedings with respect to these loans. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower's ability to repay, prevailing economic conditions and loan-to-value ratio on the underlying collateral securing the loan.

ALLOWANCE FOR LOAN LOSSES

The Company provides for possible losses on mortgage loans through an allowance for loan losses. Additions to the reserve are based on an assessment of certain factors including, but not limited to, inherent losses on the loans and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve. The Company has evaluated all factors, and determined an allowance for loan losses totaling $80,000 is adequate based on management's review of the Company's loan portfolio and its impairment analysis of investments in mortgage loans.

INVESTMENTS IN FUNDS

The Company's investments in the Funds are accounted for under the equity method in which the Company's share of the Funds' earnings or losses are included in the consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is  a  measure  of  an  entity's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors who acquire interests in mortgage loans.

For the nine months ended September 30, 2002, the cash flows provided by operating activities of the Company approximated $5.4 million or 24% of the Company's total revenue, compared to cash used in operating activities of $0.8 million or 6% during the nine months period ended September 30, 2001. Cash used in investing activities approximated $3.0 million during the nine months ended September 30, 2002, compared to cash used in investing activities of $3.5 million during the same period of the prior year. During the nine month period ended September 30, 2002, the Company sold two properties it had acquired through foreclosure totaling $4.7 million and reinvested $3.5 million of the proceeds in mortgage loans.

The Company has historically relied upon cash flow from operations and the sale of securities to provide for its capital requirements . During the nine months ended September 30, 2002, the Company generated net income of $4.9 million and a positive cash flow from operating activities of $5.4 million. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at September 30, 2002, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

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

FUNDING SOURCES

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company has relied primarily upon individual investors for this purpose. The Company now relies primarily on Fund I and Fund II as funding sources. As of September 30, 2002, Fund I had approximately $98 million of capital and Fund II had approximately $282 million of capital. The Company placed approximately $135 million and $50.2 million in mortgage loans in the three month periods ended September 30, 2002, and 2001, respectively. Of the $135 million placed in the three months ended September 30, 2002, $25 million is subject to future disbursements as may be required by the borrowers and $110 million was disbursed during the three month period. Of this amount, the Funds provided the majority of funding required by the borrowers. Since the Funds are the Company's primary funding source, it is expected that the Funds will provide the majority of the future disbursements as may be required by the borrowers.

The Company receives additional funding sources for mortgage loans through an intercreditor agreement whereby a third party investor (the "Investor") may participate in certain mortgage loans with the Company, Fund I, and Fund II (collectively the "Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participated loan amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participated loan amount from the Investor for the outstanding balance plus accrued interest.

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

In order to address these issues, the Company has pursued a strategy of: (i) using great care in the selection of mortgage loans in order to maintain its current track record, and (ii) developing additional funding sources such as Fund I and Fund II. In this manner, the Company will continue to maintain its access for funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that the Company will be successful in this effort. If its access to funding sources deteriorates for any reason, then the scope of the Company's operations may decline proportionately.

Additionally, the Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans. There was a balance of $4.7 million outstanding on the lines of credit as of September 30, 2002 which was used to purchase investments in mortgage loans from Fund II. The lines of credit are payable in monthly installments of interest only at the prime lending rate plus an additional amount ranging from 1.0% to 2.0% (prime lending rate of 4.75% at September 30, 2002) and expires in June 2003. These lines of credit are guaranteed by the Company's majority stockholder and will be secured by deeds of trust on the property to be pledged as collateral for any advances made under the lines of credit. As of September 30, 2002, the Company is in compliance with all applicable covenants related to the lines of credit.

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

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by the Company and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, the Company's future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan to value ratios on some construction and development loans may be calculated using an "As Completed" appraisal.

RISKS OF INTEREST RATE CHANGES

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

    (ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans placed by the Company may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans. Currently, the Company does not have any loans with monthly or quarterly principal payment requirements.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-QSB (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT                                                                         PAGE NUMBER/
 NUMBER                         DESCRIPTION                                     FILING METHOD
 ------                         -----------                                     -------------
  2.1    Agreement and Plan of Reorganization among the Company,
         Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999              *

  2.2    Asset Acquisition Agreement between the Company and Del Mar
         Holdings, Inc., dated as of April 9, 1999                                    *

  2.3    Asset Acquisition Agreement between the Company and Del Mar
         Mortgage, Inc., dated as of April 9. 1999                                    *

  2.4    Agreement and Plan of Reorganization among the Company, L. L.
         Bradford & Company ** and the Shareholders of L. L. Bradford &
         Company, dated June 30, 2000                                                 **

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

(b) Reports on Form 8-K

    Current Reports on Form 8-K filed with the Commission on April 25, 2002 and June 4, 2002, which report the following items:

    (i) Item 4 -- Changes in Registrant's Certifying Accountant; and

    (ii) Item 7 -- Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By: /s/ Lance K. Bradford
Lance K. Bradford, President
Date: November 14, 2002


By: /s/ John Alderfer
John Alderfer, Chief Financial Officer
Date: November 14, 2002

                                 CERTIFICATIONS

I, Michael V. Shustek, as the Chief Executive Officer of Vestin Group, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Vestin Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Michael V. Shustek
---------------------------
Michael V. Shustek
Chief Executive Officer
Vestin Group, Inc.

                                 CERTIFICATIONS

I, John Alderfer, as the Chief Financial Officer of Vestin Group, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Vestin Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ John Alderfer
---------------------------
John Alderfer
Chief Financial Officer
Vestin Group, Inc.