Form 10KSB
period 2002-12-31
VESTIN GROUP INC
filed 2003-03-10
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $31,904,304

As of February 6, 2003, there were 5,324,340 shares of the issuer's common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on February 6, 2003 was approximately $35.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer's Proxy Statement on Schedule 14A for the 2002 Annual Meeting of the Stockholders of the issuer (Part III).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

Vestin Group, Inc. ("Vestin Group") is a holding company which conducts all of its operations through its wholly owned subsidiaries. Vestin Group together with its subsidiaries shall be hereinafter referred to as the "Company." The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary ("Vestin Mortgage"). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage's primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property.

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC; "Fund I"), a Nevada limited liability company which was organized to invest in mortgage loans. Fund I filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer and sell up to $100,000,000 of its units. In August 2000, the SEC declared the Form S-11 effective; by June 2001, Fund I had raised $100,000,000 from the sale of units. The Company is also the manager of Vestin Fund II, LLC ("Fund II"), a second Nevada limited liability company to invest in mortgage loans. Fund II filed a registration statement with the SEC with respect to the proposed issuance of up to $500,000,000 of its units which was declared effective in June 2001. As of February 25, 2003, Fund II had raised approximately $337,000,00 through the sale of its units. Fund I and Fund II are sometimes referred to collectively hereinafter as the "Funds."

Vestin Capital, Inc., a wholly owned subsidiary of the Company, serves as the lead broker dealer on the sale of units for Fund I and Fund II and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

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

Mortgage Brokerage Operations

The Company's mortgage business involves processing loan applications as well as approving, funding, and servicing loans. In processing a loan application, the Company will determine whether a proposed loan satisfies the Company's lending criteria by analyzing the purpose of the loan, the value of the underlying real estate, and the credit history and references of the borrower. In order to verify a prospective borrower's equity in a property or project, the Company typically receives an independent appraisal from an appraiser licensed or qualified as an independent appraiser and who is certified by or holds designations from one or more of the following organizations: the Federal National Mortgage Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., or Class IV Savings and Loan Appraisers. Generally, these appraisals are completed within twelve months prior to funding of the loan and may have been previously performed for the borrower. The appraisals may be for the current estimated "as-if developed" or "as-if completed" value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. However, appraisals are only estimates of value and cannot be relied on solely as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property.

Additionally, the Company will order and review a property title search and review the documentation provided to determine whether there exists sufficient evidence of the borrower's right to the property or project. Generally, employees of the Company will physically inspect the property to enhance the Company's knowledge with respect to the underlying property in an effort to ensure there is sufficient equity in the property to secure the financing. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

The loan approval process of the Company typically involves a review by a loan committee consisting of three or more officers of the Company authorized to approve loans. The loan committee meets on a weekly basis to review potential loans, reports and other information regarding a particular loan and/or borrower. The officers serving on the loan committee have substantial experience in the real estate and mortgage lending industries. The credit evaluation process may take up to 20 days as compared to conventional lenders which may take up to 120 days or longer in approving a particular loan.

The loans brokered by the Company for the Funds typically require the borrowers to execute promissory notes on the behalf of the Funds. The Funds receive monthly interest payments from the promissory notes as paid by the borrowers. Interest payments from the borrower may actually come from an interest reserve account established at loan closing which the Company controls. The deeds of trust grant a security interest in the real property that serves as collateral for the loan. The Company will arrange loans which generally range from 50-75% of the appraised value of the property that serves as collateral for the loan in order to provide protection for the investments while permitting a significant return. The appraised value can increase or decrease as conditions and circumstances affecting the property change. Such change can be significant.

The general terms of a loan brokered by the Company typically include: (i) a one to seven year maturity date; (ii) regular interest payments; and (iii) a "balloon" payment of principal payable in full at the end of the term. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, such borrower's ability to repay the loan may depend upon its ability to sell the property, obtain suitable refinancing, or otherwise raise capital.

The Company monitors the repayment of the loans through its loan accounting department which services the loans. Servicing agents in the loan accounting department receive loan payments from the borrowers, disburse corresponding payments to the applicable lenders and assist in collection efforts on past due loans. Additionally, the servicing agents review loan status reports and alert collection agents within the Company in the event a borrower has not made a payment on its loan within one day of such payment's due date. Collection agents notify the delinquent borrower of its default and allow the borrower to respond in a timely fashion prior to engaging in foreclosure action. Should the Company be required to commence foreclosure action on property serving as collateral to a loan in default, the Company will simultaneously begin negotiations with potential purchasers of the foreclosed property. Neither the Company nor the Funds intend to hold foreclosed properties as investments.

Management of Fund I and Fund II

Vestin Mortgage is the manager of Fund I and Fund II, Nevada limited liability companies. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which the Funds will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage records an annual management fee up to 0.25% of the aggregate capital contributions to the Funds per annum. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2002, the Company recorded management fees of approximately $249,000 from Fund I and $586,000 from Fund II as compared to $131,000 from Fund I and $87,000 from Fund II for the same period in 2001. In connection with the organization of the Funds, the Company received approximately 100,000 Units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II.

The Operating Agreements for the Funds allow Vestin Mortgage to be indemnified for any action, claim or liability arising from any act or omission made in good faith and in the performance of its duties under the Operating Agreement. Types of Loans Brokered

The Company primarily brokers loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property, residential and bridge loans.

Raw And Unimproved Land Loans

Approximately 15 - 25% of the loans placed by the Company are loans made for the purchase or development of raw, unimproved land. Generally, the Company determines whether to broker these loans based upon the appraised value of the property and the borrower's actual capital investment in the property. The Company will generally broker loans with a face value of up to 60% of the as-if developed appraised value of the property and we usually require that the borrower has invested in the property actual capital expenditures of at least 25% of the property's value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing.

Acquisition and Development Loans

Approximately 10-25% of the loans placed by the Company are acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, the Company will broker loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on some acquisition and development loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

Construction Loans

Approximately 10-70% of the Company's brokered loans are construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. The Company will typically require material and labor lien releases by the borrower per completed phase of the project. The

Company will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value. Loan to value ratios on some construction loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

Commercial Property Loans

Approximately 20-50% of the loans placed by the Company are commercial property loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. The Company will review the appraised value of the property and will broker loans for up to 75% of such appraised value.

Residential Loans

A small percentage of the loans brokered by the Company are residential loans. Such loans facilitate the purchase or refinance of one to four family residential property provided the borrower uses one of the units on the property as such borrower's principal residence. The Company will place loans for up to 75% of the appraised value of the property.

Bridge Loans

Up to 15% of the Company's brokered loans are bridge loans. Such loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. The Company will review the appraised value of the property and will generally arrange for loans of up to 75% of that value. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances.

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

Sources of Revenue

The Company's mortgage brokerage operations generate revenues through (i) loan placement fees on the loans it brokers; (ii) loan servicing fees; and (iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 93% and 94% of the Company's revenues in 2002 and 2001, respectively.

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

During the year ended December 31, 2002, there were 79 mortgage loans placed by the Company with an aggregate value of $477,942,550. During the year ended December 31, 2001, there were 54 mortgage loans placed by the Company with an aggregate value of $243,894,870. The majority of the loans placed by the Company are secured by real estate located in Nevada and other western states such as Arizona, California, Hawaii, Texas, Utah and Washington.

The following chart sets forth a summary of the types of loans arranged by the Company for the years ended December 31, 2002 and 2001.

                                             NUMBER OF         AGGREGATE       LOAN PLACEMENT        AVERAGE
                                               LOANS         DOLLAR AMOUNT     FEES BY LOAN      ORIGINATION FEES
                LOAN TYPE                   ORIGINATED         IN TOTAL            TYPE          AS A % OF LOANS
                ---------                  ------------      ------------      ------------      ---------------
                   2002
Bridge and Residential Loans                         15      $ 31,205,050      $  1,217,496               3.90%
Construction  and  Acquisition and
Development Loans                                    25       226,836,000        11,084,200               4.89%
Land Loans                                           12        34,271,500         1,047,450               3.06%
Commercial Loans                                     27       185,630,000         7,422,825               4.00%
                                           ------------      ------------      ------------       ------------
                                                     79      $477,942,550      $ 20,771,971               4.35%
                                           ============      ============      ============       ============
                   2001
Bridge and Residential Loans                         13      $ 87,868,600      $  3,333,050               3.79%
Construction  and  Acquisition and
Development Loans                                    21        99,353,000         4,392,617               4.42%
Land Loans                                            8        12,180,000           494,775               4.06%
Commercial Loans                                     12        44,493,270         1,773,082               3.98%
                                           ------------      ------------      ------------       ------------
                                                     54      $243,894,870      $  9,993,524               4.10%
                                           ============      ============      ============       ============

Investment in Mortgage Loans and Other Investments

The Company accesses funds for loans which it brokers primarily from the Fund I and Fund II. From time to time, the Company may co-invest in certain mortgage loans. The type and nature of such mortgage loans generally mirror the composition of loans placed through the Company's mortgage brokerage operations. As of December 31, 2002, the Company held for investment approximately $9,100,000 of interests in mortgage loans. Interest income generated by such investments comprised less than 5% of the Company's revenues for 2002 and 2001.

In the event of a default of loans brokered by the Company, the Company will initiate foreclosure activity on the property securing the corresponding loan and as a result, own such real estate. The types of real estate which the Company may own as a result of foreclosure include raw and undeveloped land and commercial and residential properties. Simultaneously with the foreclosure actions, the Company anticipates entering into negotiations with potential purchasers of such property. At December 31, 2002, the Company had ten properties totaling $5,980,509, which were acquired through foreclosure and recorded as investments in real estate held for sale. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell. It is not the Company's intent to invest in or own real estate.

As of December 31, 2002, the Company held approximately 100,000 units in Fund I, representing approximately 1% of the equity of Fund I, and 110,000 units in Fund II, representing approximately 0.3% of the equity of Fund II. The primary activity of the Funds consists of investing in mortgage loans. The Company serves as manager of the Funds and evaluates loans to determine which loans the Funds should invest in.

Competition

The Company must compete both for sources of funds to finance the mortgage loans which it brokers and for borrowers who are seeking mortgage loans.

Competition for Funds

Historically, the main source of the Company's funds had been individual investors interested in the investment opportunity offered by the Company. In 2002, the main source of the Company's funds was from the Funds. In seeking investors for the Funds, the Company competes with alternative investment vehicles as well as competing mortgage brokers. The attractiveness of the Company's mortgage loans as compared with other investment opportunities depends upon the yields on loans placed by the Company, the safety of the underlying investment, the Company's reputation, general economic conditions and real estate market conditions. The Company's principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. However, the Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the Company is smaller than many of the full service financial firms which market alternative investment vehicles and has a more limited operating history.

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

The Company considers its direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. The Company's principal competitors in its market niche as a non-conventional mortgage lender include: Bank of America, Bank One, Wells Fargo, Residential Funding, First Security Bank, and United Bank of Texas. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company. Competition in the Company's market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Government Approval and Regulation

The operations of Vestin Group are conducted through its wholly owned operating subsidiary, Vestin Mortgage. These operations are subject to regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a "privileged" license issued by the State of Nevada Financial Institutions Division (the "Division"). Under applicable Nevada law, the Division has broad discretionary authority over Vestin Mortgage's activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage's operations.

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

Employees

As of December 31, 2002, the Company employed 58 personnel. Of these employees, 16 were employed to identify, arrange, and service loans and 42 performed general and administrative as well as information technology and marketing functions. The Company has entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. The Company's office is approximately 15,000 square feet and houses the Company's marketing, loan processing and administrative personnel. The lease agreement governing this property expires on April 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in the following lawsuit incurred in the ordinary course of business.

On or about November 22, 2000, a borrower which had defaulted on various loans arranged by Vestin Mortgage filed a cause of action against the Company in the U.S. District Court for the District of Nevada. The complaint in Howard Bulloch et al. v. Vestin Mortgage, Inc. et al. alleges, among other things, that the Company breached a contract with the borrower and seeks damages of at least $2,500,000. The Company has denied the allegations and intends to vigorously defend its position. The case is currently set for trial on March 4, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the Nasdaq National Market under the ticker symbol "VSTN".

The table below lists the quarterly high and low sales prices for the Common Stock as reported by the Nasdaq for the four quarters in 2002 and 2001. As of February 26, 2003, the closing sale price for the Company's Common Stock was $6.18 per share.

                                                        NASDAQ
                                               -----------------------
                                               US $HIGH        US $LOW
                                               --------        -------
              2002
              Fourth Quarter                     7.84           6.55
              Third Quarter                      9.20           6.11
              Second Quarter                     9.24           6.80
              First Quarter                      8.02           5.05

              2001
              Fourth Quarter                     8.45           2.87
              Third Quarter                      3.32           1.35
              Second Quarter                     4.65           2.00
              First Quarter                      5.12           4.06

(b) Holders

On February 26, 2003, there were approximately 650 stockholders of record of the Company's Common Stock, which does not reflect the beneficial stockholders whose shares are held in nominee names.

(c) Dividends

Any determination to pay dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. According to the Company's Certificate of Designations, holders of the Company's Series A
Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock, which may be paid in cash or in Common Stock and are not cumulative. The Company paid approximately $934,000 in dividends to Preferred Stock shareholders during 2002. During the year 2002 the Company declared dividends on Common Stock as follows:

          Month                       Dividend Per
        Declared                      Common Share
        --------                      ------------
         March                            $0.10
         June                             $0.02
         August                           $0.12
         November                         $0.12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the financial condition and results of operations of the Company for the years ended December 31, 2002 and 2001. This information should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company's name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date.

Interest income on investments in mortgage loans on real estate is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

INVESTMENTS IN REAL ESTATE HELD FOR SALE

Investments in real estate held for sale include real estate acquired through foreclosure and are carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company's investment in mortgage loans portfolio. The Company's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

INCOME TAXES

The Company accounts for its income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

REVENUE

Historical Performance

During 2002 the Company's total revenues increased $10.5 million to $31.9 million compared to $21.4 million for the same period in 2001. More than 90% of total revenues were generated by the Company's mortgage brokerage operations for both years. Less than 5% of total revenue was generated by investments in mortgage loans. The Company generated $20.8 million of loan placement fees in 2002 as compared to $10.0 million in 2001. The increase in origination fees was due in large part to a $234 million increase in dollar volume of loans originated. Extension fee revenues also increased by $1.0 million, primarily due to the increase in the loan portfolio the Company serviced throughout 2002 as compared to 2001.

The Company placed 79 and 54 loans with an aggregate value of $477,942,550 and $243,894,870 in the fiscal years ended December 31, 2002, and 2001, respectively. Historically, the Company has used funds from individual investors, Fund I, Fund II and its own resources to fund loans to real estate developers and owners for raw land, acquisition and development, construction, commercial, residential and bridge loans. In 2002, the Company used funds primarily from Fund I and Fund II.

Direct Investment

As of December 31, 2002 and 2001, the Company had approximately $9,000,000 and $6,074,000 invested in mortgage loans, respectively. Revenues related to the Company's investments in mortgage loans approximated $543,000 and $403,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 the Company also had $2,100,000 invested as capital contributions in Fund I and Fund II. The Company earns additional income from interest earned on monies in its bank deposits.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs and commissions. Sales and marketing expenses approximated $7.9 million and $7.6 million or 25% and 35% of the Company's total revenues for the years ended December 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses in proportion to total revenues is primarily attributable to, among others, the following factors: (i) during 2001, the Company broadened the scope of its marketing efforts for awareness of the availability of the Funds as an investment. The Company has reduced these efforts, as the Funds have been successful in raising investor capital. Therefore advertising costs and public relations costs were decreased by $0.7 million during 2002 (ii) commissions expense increased by $0.7 million as a direct result of the increase in loan volume generated during 2002 (iii) The Company's printing costs increased by $0.2 million primarily due to the preparation and printing of public filings.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include payroll and related expenses, professional fees, and general corporate expenses. General and administrative expenses of the Company were $17.5 million or 55% of the total revenues for the year ended December 31, 2002, as compared to $10.1 million or 47% for 2001. General corporate expenses remained fairly constant for 2002 as compared to 2001 with the exception of payroll expense which increased by $0.5 million due to the hiring of additional staff during 2002 to support the Company's growth and an increase in legal fees of $0.7 million due primarily to the Company's growth and increases in the legal work related to public filings and reports.

Losses on investments increased by $5.2 million for 2002 from 2001 primarily due to the Company's write-off of $4.8 million related to the rights to a legal judgment it acquired from the Funds as described in more detail below. In addition, in 2002 the Company recorded a loss of $0.2 million related to the sale of the Company's investment in Prepaid Advisors.com. These losses are included in general and administrative expenses in the accompanying Consolidated Statements of Income.

The Company purchased from Vestin Fund I and Vestin Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan. Vestin Fund I and Vestin Fund II did not recognize any gain or loss on the sale to the Company. Because of the uncertainties inherent with litigation and enforcement of judgments, the Company elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee. A summary judgment motion was filed in the Nevada State District Court in February 2003 seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, the Company will proceed to litigate the matter in Nevada State District Court. The Company believes a judgment will ultimately be ordered and that it will collect the full amount of the loan guarantee plus accrued interest.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, income from continuing operations before provision for income taxes approximated $6.0 million or 20% of the Company's total revenues in 2002, an increase from $3.0 million or 15% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is  a  measure  of  an  entity's   ability  to  meet  potential  cash
requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors, as well as the Funds, who acquire interests in mortgage loans.

For the year ended December 31, 2002, the cash flows provided by operating activities of the Company approximated $7.6 million or 24% of the Company's total revenue, compared to cash provided by in operating activities of $23,000 or less than 1% of total revenue for the same period in 2001. Cash used in investing activities approximated $5.5 million for the year ended December 31, 2002, compared to $3.1 million for the same period in 2001. During 2002 the Company received proceeds from the sale of real estate held for sale totaling $4.7 million which were reinvested into investments in mortgage loans on real estate. The Company also received payments on notes receivable totaling $1.1 million which were also reinvested into investments in mortgage loans on real estate.

The Company has historically relied upon cash flow from operations and the sale of securities to provide for its capital requirements. During the year ended December 31, 2002, the Company generated net income of $3.8 million and a positive cash flow from operating activities of $7.6 million. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at December 31, 2002, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

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

However, in order to expand its business, the Company organized Fund I and Fund II upon which the Company has depended upon as its principal funding sources.
Fund I completed a public offering of its units in June 2001. Fund II is currently seeking to raise $500,000,000 through a public offering of its units; as of December 31, 2002 Fund II had raised approximately $314 million through the sale of units. The Company's wholly owned subsidiary, Vestin Mortgage, is the manager of both Funds.

The Company's ability to continue to attract investors to acquire units in Fund II depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company's track record and the Company's reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans. These yields may prove more attractive in the near term if equity markets are perceived as risky or volatile and if most fixed rate investments do not offer comparable yields.

Notwithstanding the high historical yields generated by its mortgage loans, the Company believes its ability to attract investors to Fund II may be impaired by the Company's small size and Fund II's limited operating history. In addition, the units in Fund II and the mortgage loan interests acquired by Fund II are not federally insured as are certain bank deposits and are generally illiquid as compared to government or corporate bonds. Thus, the Company's ability to generate high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company's ability to attract investors would suffer if the performance of Company-arranged mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available. If the Company's access to funding sources deteriorates for any reason, then the scope of the Company's operations will decline proportionately.

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of December 31, 2002, the balance on these lines of credit totaled $7,000,000 which are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.25% at December 31, 2002), and expire in June 2003. One of these lines of credit totaling $2,000,000 has a floor interest rate of 7.5%. These lines of credit are guaranteed by the Company's Chief Executive Officer and are secured by the deeds of trust on the property being advanced against. The Company has complied with all covenants on these lines of credit as of December 31, 2002.

The Company from time to time considers additional funding sources for its mortgage brokerage operations including new and/or expanded credit facilities and securitization arrangements. The Company has no current commitments in this regard, and there can be no assurance that the Company will be able to obtain any additional financing.

An intercreditor agreement provides the Company an additional funding source for mortgage loans whereby a third party investor (the "Investor") may participate in certain mortgage loans with the Company, Fund I, and Fund II (collectively the "Lead Lenders"). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participated loan amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participated loan amount from the Investor for the outstanding balance plus accrued interest.

COMMITMENTS AND CAPITAL REQUIREMENTS

The Company does not anticipate any material capital expenditures during the next 12 months. The Company is committed to pay Joe Namath's management company $1,000,000 per year through 2005 for public relations services. In addition, the Company anticipates incurring significant marketing expenses related to the sale of Units of Fund II as well as the general promotion of Vestin and its services. The Company's minimum obligation for office rent and equipment leases in 2003 is approximately $418,000. Fees generated by its mortgage brokerage activities should be sufficient to meet all of these capital requirements. Factors that could reduce cash flow from mortgage brokerage operations include a general slowdown of commercial real estate lending activity, a reduction in the amount of funds available to invest in mortgages and a significant level of defaults on outstanding loans. The current recession has not resulted in a significant slowdown in commercial lending activity in the markets serviced by the Company with the sole exception of Hawaii which has suffered a significant decline in tourism after September 11, 2001. However, a prolonged or deeper recession could adversely impact the market for commercial real estate loans. If the Company's mortgage brokerage operations do not generate sufficient cash flow, the Company might be required to cut back the scope of its operations and the extent of its marketing and promotional efforts.

The Company pays its Preferred Stock shareholders a dividend in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum.

The Company does not have any interests in off-balance sheet special purpose entities nor does it have any interests in non-exchange traded commodity contracts.

Related Party Transactions

The Company has entered into a number of transactions with its principal shareholder and other related parties. Such transactions fall into the following categories:

1. Transactions with the Funds

The Company recognizes an annual management fee up to 0.25% of the aggregate capital contributions to the Funds per annum. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2002, the Company recorded management fees of approximately $249,000 from Fund I and $586,000 from Fund II as compared to $131,000 from Fund I and $87,000 from Fund II for the same period in 2001. In connection with the organization of the Funds, the Company received approximately 100,000 Units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II.

During the year ended December 31, 2002, the Company sold $24.2 million in loans to the Funds pursuant to the terms of the Operating Agreement of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company's cost. During the year ended December 31, 2002, the Company also purchased $23.3 million in loans from the Funds.

During the year ended December 31, 2002, the Company acquired the rights to a legal judgment for a personal guarantee from the Funds in the amount of $4.8 million in exchange for investments in mortgage loans on real estate of the same value. Subsequent to the acquisition and as a result of unanticipated uncertainties inherent with litigation and enforcement of judgments, the Company elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee. This write-off is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

2. Transactions with Officers and Directors and their Affiliates

In 2000, the Company loaned a junior officer, who is no longer employed with the Company, approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The loan is unsecured but is backed by a personal guaranty. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of December 31, 2002, the balance on this note was approximately $118,000.

The Company had an investment in the amount of $153,810 in a mortgage loan to an entity which is 100% owned by the Company's Chief Executive Officer ("CEO"). During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff which was collected in January 2003.

The Company's President, Financial Advisor, and Tax Manager are equity owners in a Certified Public Accounting ("CPA") firm. During 2002, $150,000 was paid to the Financial Advisor and Tax Manager for services provided to the Company. Also, During 2002, the CPA firm's staff assisted in the preparation of the Company's financial reports and provided bookkeeping services at no charge to the Company.

During the years ended December 31, 2002 and 2001, the Company paid $509,283 and $54,200, respectively, for legal fees to a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly-owned by the Company's Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term.

During 2002, the Company paid approximately $232,000 to a Company owned jointly by the Company's Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

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

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by the Company and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, the Company's future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan to value ratios on some construction and development loans may be calculated using an "As-if Completed" appraisal, the values of which can dramatically change.

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

ITEM 7. FINANCIAL STATEMENTS

                                 C O N T E N T S


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................... S-1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet........................................ S-2

         Consolidated Statements of Income................................. S-3

         Consolidated Statements of Stockholders' Equity................... S-4

         Consolidated Statements of Cash Flows............................. S-5

         Notes to Consolidated Financial Statements........................ S-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of Vestin Group, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Group, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Group, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Phoenix, Arizona
February 27, 2003

                      VESTIN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2002

                                     ASSETS

Cash                                                                 $ 2,523,017
Accounts receivable, net of allowance of $160,995                      5,234,469
Interest receivable                                                      113,352
Due from related parties                                               1,803,112
Notes receivable                                                         700,000
Notes receivable - related party                                         117,964
Investments in real estate held for sale                               5,980,509
Investments in mortgage loans on real estate,
  net of allowance of $80,000                                          8,874,643
Other investments - related parties                                    2,100,000
Other assets                                                             670,999
Property and equipment, net                                              719,113
                                                                     -----------

            Total assets                                             $28,837,178
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                $ 1,969,379
Dividend payable                                                          75,650
Income taxes payable                                                   1,395,538
Line of credit                                                         7,000,000
Notes payable - related party                                          1,901,428
Notes payable                                                            151,003
                                                                     -----------
            Total liabilities                                         12,492,998
                                                                     -----------

Commitments and contingencies                                                 --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares
    authorized; 907,800 shares issued and outstanding                         91
  Common stock, $.0001 par value; 100 million shares
    authorized 5,324,340 shares issued and outstanding                       532
  Additional paid-in capital                                           8,922,885
  Retained earnings                                                    7,420,672
                                                                     -----------
            Total stockholders' equity                                16,344,180
                                                                     -----------

            Total liabilities and stockholders' equity               $28,837,178
                                                                     ===========

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                          For the year ended
                                                      --------------------------
                                                      December 31,  December 31,
                                                          2002          2001
                                                       -----------   -----------
Revenues
  Loan placement and related fees                      $30,607,054   $20,201,393
  Interest income                                          626,657       605,763
  Other income                                             670,593       634,482
                                                       -----------   -----------
          Total revenues                                31,904,304    21,441,638
                                                       -----------   -----------
EXPENSES
  General and administrative expenses (2002 includes
    a $4,798,926 provision for loss - see Note M)       17,516,041    10,064,969
  Sales and marketing expenses                           7,896,687     7,577,806
  Interest expenses                                        493,078       753,361
                                                       -----------   -----------
          Total expenses                                25,905,806    18,396,136
                                                       -----------   -----------
          Income from continuing operations before
            provision for income taxes                   5,998,498     3,045,502

PROVISION FOR INCOME TAXES                               2,166,660     1,220,281
                                                       -----------   -----------

          NET INCOME                                   $ 3,831,838   $ 1,825,221
                                                       ===========   ===========

EARNINGS PER COMMON SHARE - BASIC                      $      0.54   $      0.29
                                                       ===========   ===========

EARNINGS PER COMMON SHARE - DILUTED                    $      0.34   $      0.26
                                                       ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                    5,396,363     5,985,701
                                                       ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                                  8,498,358     6,794,634
                                                       ===========   ===========

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                              PREFERRED STOCK                 COMMON STOCK                    TREASURY STOCK
                                       ----------------------------    ----------------------------    ----------------------------
                                          SHARES          AMOUNT          SHARES          AMOUNT          SHARES         AMOUNT
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at January 1, 2001                       --    $         --       6,989,270    $        699          (2,400)   $    (11,306)

Comprehensive income:
  Net income                                                                     --              --              --              --
  Net unrealized loss on
    investments available-for-sale,
    net of tax of $24,591                        --              --              --              --              --              --


          Total comprehensive income             --              --              --              --              --              --

Divestiture of L.L. Bradford and
  Company                                        --              --                                        (800,000)       (540,000)

Issuance of preferred stock                 937,800              94              --              --              --              --

Declaration of dividend on
  preferred stock                                --              --              --              --              --              --

Declaration of common stock stock
  dividend                                       --              --              --              --              --              --

Common stock issued for employee
  bonuses                                        --              --              --              --          30,000          44,442

Expenses related to issuance of
  warrants                                       --              --              --              --              --              --

Treasury stock acquired                          --              --              --              --        (648,672)     (3,640,581)

Retirement of treasury stock                     --              --      (1,421,072)           (142)      1,421,072       4,147,445

                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001                937,800              94       5,568,198             557              --              --

Comprehensive income:
  Net income
  Realization of loss on marketable
    securities

          Total comprehensive income

Declaration of dividend on
  preferred stock                                --              --              --              --              --              --

Declaration of dividend on common
  stock                                          --              --              --              --              --              --

Expenses related to issuance of
  warrants                                       --              --              --              --              --              --

Treasury stock acquired                          --              --              --              --        (296,200)     (2,518,714)

Common stock options exercised                   --              --           2,000              --              --              --

Warrants issued to purchase common
  stock for consulting services                  --              --              --              --              --              --

Common stock issued from treasury
  for employee bonus                             --              --              --              --           1,000           6,120


Treasury stock retired                           --              --        (295,200)            (30)        295,200       2,512,594

Preferred stock converted into
  common stock                              (30,000)             (3)         49,342               5

                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002                907,800    $         91       5,324,340    $        532    $         --    $         --
                                       ============    ============    ============    ============    ============    ============


                                                                       ACCUMULATED
                                        ADDITIONAL                        OTHER
                                         PAID-IN         RETAINED     COMPREHENSIVE
                                         CAPITAL         EARNINGS         INCOME          TOTAL
                                       ------------    ------------    ------------    ------------

Balance at January 1, 2001             $  1,739,427    $  7,347,117    $   (115,790)   $  8,960,147

Comprehensive income:
  Net income                                     --       1,825,221              --       1,825,221
  Net unrealized loss on
    investments available-for-sale,
    net of tax of $24,591                        --              --         (47,733)        (47,733)
                                                       ------------    ------------    ------------

          Total comprehensive income             --       1,825,221         (47,733)      1,777,488

Divestiture of L.L. Bradford and
  Company                                        --              --              --        (540,000)

Issuance of preferred stock               9,377,904              --              --       9,377,998

Declaration of dividend on
  preferred stock                                --         (75,731)             --         (75,731)

Declaration of common stock stock
  dividend                                       --        (112,324)             --        (112,324)

Common stock issued for employee
  bonuses                                    49,758              --              --          94,200

Expenses related to issuance of
  warrants                                  928,992              --              --         928,992

Treasury stock acquired                          --              --              --      (3,640,581)

Retirement of treasury stock             (4,147,303)             --              --              --

                                       ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001              7,948,778       8,984,283        (163,523)     16,770,189

Comprehensive income:
  Net income                                              3,831,838                       3,831,838
  Realization of loss on marketable
    securities                                                              163,523         163,523
                                                       ------------    ------------    ------------
          Total comprehensive income                      3,831,838         163,523       3,995,361

Declaration of dividend on
  preferred stock                                --        (933,800)             --        (933,800)

Declaration of dividend on common
  stock                                          --      (1,942,965)             --      (1,942,965)

Expenses related to issuance of
  warrants                                  928,302              --              --         928,302

Treasury stock acquired                          --              --              --      (2,518,714)

Common stock options exercised                8,000              --              --           8,000

Warrants issued to purchase common
  stock for consulting services              37,807              --              --          37,807

Common stock issued from treasury
  for employee bonus                             --              --              --           6,120


Treasury stock retired                           --      (2,518,684)             --          (6,120)

Preferred stock converted into
  common stock                                   (2)                                             --

                                       ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002           $  8,922,885    $  7,420,672    $         --    $ 16,344,180
                                       ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED
                                                                               ----------------------------
                                                                               DECEMBER 31,    DECEMBER 31,
                                                                                   2002            2001
                                                                               ------------    ------------
Cash flow from operating activities:
  Net income                                                                   $  3,831,838    $  1,825,221
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                                  114,875          74,861
      Stock based compensation                                                      966,109       1,023,192
      Net gain from sales of investment in real estate held for sale               (168,889)             --
      Loss on investment in marketable securities                                   256,658              --
      Loss on other investments                                                   5,202,426              --
      Provision for losses on investments in mortgage loans
        on real estate                                                               80,000              --
      Changes in operating assets and liabilities:
        Accounts receivable                                                      (1,859,079)     (1,469,985)
        Interest receivable                                                        (113,352)             --
        Due from stockholder                                                             --         (20,037)
        Due from related parties                                                 (1,074,346)       (220,116)
        Notes receivable                                                                 --        (814,999)
        Other assets                                                                 71,012        (271,422)
        Accounts payable and accrued expenses                                       446,614         761,204
        Due to related parties                                                           --        (147,962)
        Dividend payable                                                           (112,324)             --
        Income taxes payable                                                        (67,705)       (716,769)
                                                                               ------------    ------------

             Net cash provided by operating activities                            7,573,837          23,188
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (529,271)       (194,895)
  Cash advanced on notes receivable                                                (144,500)             --
  Principal payments received on notes receivable                                 1,071,999         153,000
  Principal payments received on notes receivable - related party                   132,999              --
  Purchase of investment in real estate held for sale                              (111,171)       (407,746)
  Proceeds from sale of investment in real estate held for sale                   4,717,000          83,500
  Net purchase of investment in marketable securities                               (64,373)        (41,576)
  Net purchase of other investments                                                      --      (1,161,262)
  Purchase of investments in mortgage loans on real
    estate from the Funds                                                       (23,273,124)             --
  Proceeds from sale of investments in mortgage loans
    on real estate to the Funds                                                  24,200,856              --
  Purchase of investments in mortgage loans on real
   estate, net of sales                                                         (11,457,106)     (1,526,366)
                                                                               ------------    ------------

                 Net cash used in investing activities                           (5,541,191)     (3,095,345)
                                                                               ------------    ------------

                      VESTIN GROUP, INC. AND SUBSIDIARIES

                                                                                   2002            2001
                                                                               ------------    ------------
Cash flows from financing activities:
  Advances on line of credit, net                                                 7,000,000              --
  Payments on notes payable                                                      (5,058,982)     (3,402,412)
  Proceeds from notes payable                                                            --       7,600,000
  Proceeds from sale of preferred stock                                                  --       4,377,998
  Proceeds from common stock options exercised                                        8,000              --
  Payment of dividend on preferred stock                                           (858,150)        (75,731)
  Payment of dividend on common stock                                            (1,942,965)             --
  Purchase of treasury stock                                                     (2,518,714)     (2,699,871)
                                                                               ------------    ------------

                 Net cash provided by (used in) financing activities             (3,370,811)      5,799,984
                                                                               ------------    ------------

                 NET CHANGE IN CASH                                              (1,253,665)      2,727,827

CASH AT BEGINNING OF PERIOD                                                       3,776,682       1,048,855
                                                                               ------------    ------------

CASH AT END OF PERIOD                                                          $  2,523,017    $  3,776,682
                                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for federal income taxes                                           $  2,221,360    $  2,167,342
                                                                               ============    ============
  Cash paid for interest                                                       $    495,935    $    639,358
                                                                               ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Sale of real property in exchange for note receivable                        $         --    $    812,500
                                                                               ============    ============
  Acquisition of real properties in exchange for notes payable                 $         --    $  4,109,644
                                                                               ============    ============
  Exchange of mortgage loan for note receivable                                $         --    $    940,710
                                                                               ============    ============
  Spin-off of L.L. Bradford and Company                                        $         --    $    572,147
                                                                               ============    ============
  Issuance of 500,000 shares of preferred stock in satisfaction
    of note payable                                                            $         --    $  5,000,000
                                                                               ============    ============
  Retirement of treasury stock                                                 $  2,518,714    $  4,147,445
                                                                               ============    ============
  Dividends declared on preferred stock                                        $     75,650    $    112,324
                                                                               ============    ============
  Exchange of note receivable for acquisition of treasury stock                $         --    $    940,710
                                                                               ============    ============
  Notes payable assumed through foreclosure                                    $  2,714,181    $         --
                                                                               ============    ============
  Investments in real estate held for sale acquired through foreclosure        $  5,900,059    $         --
                                                                               ============    ============
  Purchase of rights to receive proceeds related to loan guarantee
    in exchange for investments in mortgage loans on real estate               $  4,798,926    $         --
                                                                               ============    ============

The accompanying notes are an integral part of these statements.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Vestin Group, Inc. ("Vestin Group" or the "Company") was incorporated in the State of Delaware on June 2, 1998. The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary ("Vestin Mortgage"). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage's primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing two publicly held funds, Vestin Fund I, LLC ("Fund I") and Vestin Fund II, LLC ("Fund II"), which invest in mortgage loans. Vestin Mortgage as manager of Fund I and Fund II will be referred to as "Managing Member".

    The Company operates in one business segment.

    PRINCIPLES OF CONSOLIDATION

    The consolidated  financial  statements  include the accounts of the Company
    and  its  wholly   owned   subsidiaries.   All   significant   inter-company
    transactions and balances have been eliminated in consolidation.

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

    REVENUE RECOGNITION

    The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company's name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date.

    Interest income on investments in mortgage loans on real estate is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    INVESTMENTS IN REAL ESTATE HELD FOR SALE

    Investments in real estate held for sale include real estate acquired through foreclosure and are carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

    INVESTMENTS IN MORTGAGE LOANS

    Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less as appraised values can increase or decrease as conditions and circumstances affecting the properties change. Such change can be significant.

    ALLOWANCE FOR LOAN LOSSES

    The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company's investment in mortgage loans portfolio. The Company's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. The cost of repairs and maintenance is charged to expense as incurred.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred and were approximately $3,015,000 and $4,220,000 for the years ended December 31, 2002 and 2001, respectively.

    INCOME TAXES

    The Company accounts for its income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

    STOCK-BASED COMPENSATION

    The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

    The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards ("SFAS No. 123"), Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                     2002          2001
                                                  -----------   -----------
     Net income, as reported                      $ 3,831,838   $ 1,825,221
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based methods for all awards,
       net of related tax effects                  (2,657,916)   (1,418,707)
                                                  -----------   -----------
     Pro forma net income                         $ 1,173,922   $   406,514
                                                  ===========   ===========

     Net income per common share
       Basic earnings per share, as reported      $      0.54   $      0.29
                                                  ===========   ===========
       Diluted earnings per share, as reported    $      0.34   $      0.26
                                                  ===========   ===========
       Basic earnings per share, pro forma        $      0.22   $      0.07
                                                  ===========   ===========
       Diluted earnings per share, pro forma      $      0.14   $      0.06
                                                  ===========   ===========

    As required, the pro forma disclosures above include options granted since February 26, 1998 (Inception). Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, (SFAS No. 148") was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

    In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

    On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51, was issued. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company does not have VIEs.

NOTE B - ACCOUNTS RECEIVABLE

    The Company services loans which have been arranged for the investor parties through a servicing agreement. The servicing agreement stipulates that all extension fees charged on behalf of the investors shall be retained by the Company as part of the loan servicing fees. Accounts receivable represent extension, interest and loan placement fees earned but not yet received. As of December 31, 2002, accounts receivable totaling $5,234,469 is net of allowance for doubtful accounts of $160,995.

NOTE C - NOTES RECEIVABLE

    Notes receivable consist of the following:

        Promissory note totaling $400,000 related to proceeds from properties sold by the Company. This note matures in December, 2006, bears interest at 8%, and is secured by real estate.

        Promissory note totaling $300,000 related to proceeds from properties sold by the Company. This note matures in October, 2003, bears interest at 10.5%, and is secured by real estate.

NOTE D - INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

    At December 31, 2002, the Company's investments in mortgage loans had maturity dates ranging from January 1999 through June 2006. The Company had approximately $712,000 in loans that were greater than 90 days past due on interest or past maturity at December 31, 2002. As of December 31, 2002, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan and, therefore, believes that the allowance for loan losses of $80,000 as of December 31, 2002 is sufficient.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE E - INVESTMENT IN REAL ESTATE HELD FOR SALE

    At December 31, 2002, the Company had ten properties totaling $5,980,509, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Note H. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell. It is not the Company's intent to invest in or own real estate. The underlying value of these investments was sufficient at December 31, 2002 to realize their carrying value.

NOTE F - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31, 2002:

        Furniture and fixtures                                $ 102,176
        Computers and equipment                                 448,363
        Real estate                                             293,774
                                                              ---------
        Leasehold improvements                                   89,174
                                                              ---------
                                                                933,487
        Less: Accumulated depreciation                         (214,374)
                                                              ---------
        Total property and equipment                          $ 719,113
                                                              =========

NOTE G - NOTES PAYABLE

    Notes payable totaling $151,003 as of December 31, 2002, consists of promissory notes to various parties related to foreclosed real estate properties (developed parcels of land) during 2002. The notes are collateralized by the foreclosed real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on these notes.

NOTE H - NOTES PAYABLE - RELATED PARTY

    Notes payable - related party totaling $1,901,428 as of December 31, 2002, consists of the following:

    Note payable to a company solely owned by the Company's Chief Executive Officer totaling $158,000 related to developed parcels of land. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Note payable to an entity controlled by a company owned by the Company's Chief Executive Officer totaling $569,061 related to vacant land. The note is collateralized by the real estate property. Since the Company acquired the property through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Note payable to an entity controlled by a company owned by the Company's Chief Executive Officer totaling $1,174,367 related to vacant land. The note is collateralized by the real estate property. Since the Company acquired the property through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

NOTE I - LINES OF CREDIT

    The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of December 31, 2002, the balance on these lines of credit totaled $7,000,000 which are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.25% at December 31, 2002), and expire in June 2003. However, one of these lines of credit totaling $2,000,000 has a floor interest rate of 7.5%. These lines of credit are guaranteed by the Company's Chief Executive Officer and are secured by the deeds of trust on the property being advanced against. The Company has complied with all covenants on these lines of credit as of December 31, 2002.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE J - CREDIT AGREEMENT

    The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and other funds of the Company. The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts and other funds held at the institution at a rate of 1% and invest those funds in commercial paper (securities). The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution's custody and control. The balance drawn down upon the credit agreement was $-0- at December 31, 2002.

NOTE K - TRUST ACCOUNTS

    The Company manages certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At December 31, 2002, the cash held in trust approximated $7,605,662 and the trust receivable was $1,277,044. The related trust liability was $8,882,706 at December 31, 2002. The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 2002.

NOTE L - LOANS SERVICED FOR OTHERS

    The Company services loans for others that were originated by the Company, which are not shown on the balance sheet. The face amount of these loans at December 31, 2002 approximated $678,439,707.

NOTE M - RELATED PARTY TRANSACTIONS

    Notes receivable - related party consists of a note receivable of approximately $118,000 from a former employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal and any accrued interest due as a lump sum at maturity.

    Due from related parties totaling $1,803,112 are comprised of the following as of December 31, 2002:

        Amounts due from Fund I totaling $530,873 relate to management fees, earnings on units invested in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

        Amounts due from Fund II totaling $1,247,156 relate to management fees, earnings on units invested in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

        Amounts due from inVestin Nevada, Inc. totaling $25,083 relate to advances made for start-up costs. Amounts due from inVestin Nevada, Inc. bear no interest and are due on demand. In October 2002, Vestin Mortgage entered into an agreement to provide management services to inVestin Nevada, Inc., a corporation wholly-owned by the Chief Executive Officer of the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents. During February 2003, this balance was paid off in full.

    During the year ended December 31, 2002, the Company acquired the rights to a legal judgment for a personal guarantee from the Funds in the amount of $4.8 million in exchange for investments in mortgage loans on real estate of the same value. Subsequent to the acquisition and as a result of unanticipated uncertainties inherent with litigation and enforcement of judgments, the Company elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee. This write-off is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    Other investments - related parties consists of the Company's investments in units of Fund I and Fund II totaling $1.0 million and $1.1 million, respectively, as of December 31, 2002.

    During the years ended December 31, 2002 and 2001, the Company paid $509,283 and $54,200, respectively, for legal fees to a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

    The Company's President, Financial Advisor, and Tax Manager are equity owners in a Certified Public Accounting ("CPA") firm. During 2002, $150,000 was paid to the Financial Advisor and Tax Manager for services provided to the Company. Also, During 2002, the CPA firm's staff assisted in the preparation of the Company's financial reports and provided bookkeeping services at no charge to the Company.

    The Company recognizes an annual management fee up to 0.25% of the aggregate capital contributions to the Funds per annum. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2002, the Company recorded management fees of approximately $249,000 from Fund I and $586,000 from Fund II as compared to $131,000 from Fund I and $87,000 from Fund II for the same period in 2001. In connection with the organization of the Funds, the Company received approximately 100,000 Units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II.

    During the year ended December 31, 2002, the Company sold $24.2 million in loans to the Funds pursuant to the terms of the Operating Agreement of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company's cost. During the year ended December 31, 2002, the Company also purchased $23.3 million in loans from the Funds.

    In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly-owned by the Company's Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term.

    During 2002, the Company paid approximately $232,000 to a Company owned jointly by the Company's Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

    The Company had an investment in the amount of $153,810 in a mortgage loan to an entity which is 100% owned by the Company's Chief Executive Officer ("CEO"). During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff which was collected in January 2003.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE N - INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows at December 31:

                                                      2002          2001
                                                  -----------   -----------
        Current                                   $ 2,096,827   $ 1,475,246
        Deferred                                       69,832      (254,965)
                                                  -----------   -----------
                                                  $ 2,166,660   $ 1,220,281
                                                  ===========   ===========

    Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31 are as follows:

                                                        2002         2001
                                                      --------     --------
        Deferred tax assets:
             Allowance for doubtful accounts          $ 27,448     $ 53,465
             Unrealized loss on investments                 --       84,240
             Spokesperson stock warrants               315,623      315,623
             Officer salaries                           25,295       12,070
             Allowance for loan losses                  27,200           --
                                                      --------     --------
        Net deferred tax assets                       $395,566     $465,398
                                                      ========     ========

    Deferred tax assets are included in other assets in the accompanying Consolidated Balance Sheet.

    The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                       2002         2001
                                                    ----------   ----------
        Statutory tax provision                     $2,039,490   $1,035,471
        Non-deductible expenses                        127,170      184,810
                                                    ----------   ----------
                                                    $2,166,660   $1,220,281
                                                    ==========   ==========

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE O - EARNINGS PER COMMON SHARE

    Basic earnings per common share is calculated by dividing net income by the weighted average number of common share outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. The following table reconciles the weighted average number of shares used in the earnings per share calculations as of December 31, 2002 and 2001:

                                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                              ------------------------------------------
                                                                INCOME           SHARES       PER-SHARE
                                                              (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -----------    -------------    ----------
        Net income:                                           $ 3,831,838
        Less:  Preferred stock dividends                         (933,800)
        Basic EPS:
            Income available to common stockholders             2,898,038       5,396,363     $     0.54
                                                                                              ==========
        Effect of dilutive securities:
            Options/warrants                                           --       3,101,995             --
                                                              -----------     -----------     ----------
        Diluted EPS:
            Income available to common stockholders
             plus assumed conversions                         $ 2,898,038       8,498,358     $     0.34
                                                              ===========     ===========     ==========

                                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                              ------------------------------------------
                                                                INCOME           SHARES       PER-SHARE
                                                              (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -----------    -------------    ----------
        Net income:                                           $ 1,825,221
        Less:  Preferred stock dividends                          (75,731)
        Basic EPS:
            Income available to common stockholders             1,749,490       5,985,701     $     0.29
                                                                                              ==========
        Effect of dilutive securities:
            Options/warrants                                           --         808,933             --
                                                              -----------     -----------     ----------
        Diluted EPS:
            Income available to common stockholders
             plus assumed conversions                         $ 1,749,490       6,794,634     $     0.26
                                                              ===========     ===========     ==========

    There were no securities considered antidilutive in the computation of diluted earnings per share.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE P - EMPLOYEE BENEFIT PLAN

    401(K) PLAN

    The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). The Company matches employee contributions dollar for dollar up to 7% of compensation. The Company contributed approximately $161,000 and $110,000 to the plan for the years ended December 31, 2002 and 2001, respectively.

NOTE Q - STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    During fiscal year 2001, the Company issued 937,800 shares of Series A Convertible Preferred Stock ("Preferred Stock") at $10.00 per share for a total of $9,378,000. This consisted of $4,378,000 in cash and $5,000,000 in exchange of a note payable. The holder of the Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors of the Company, out of any funds legally available therefore, dividends equal to ten percent (10%) of the original issue price prior and in preference to any declaration or payment of any dividends on the Company's common stock; and convertible into the Company's common stock, at the option of the holder thereof, at anytime after the date of issuance at a conversion price of $6.08 per share of common stock. The Preferred Stock is redeemable at the option of the Company at a redemption price of eleven dollars ($11.00) per share. On March 29, 2002, the Company amended the Preferred Stock agreement to allow the holders of the Preferred Stock to be entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the original issue price per annum and not more than 10% of the original issued price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock. Dividends on the Series A Preferred may be paid in cash or in Common Stock and shall not be cumulative.

    COMMON STOCK DIVIDENDS

    During fiscal year 2002, the Company declared and paid cash dividends approximating $1,943,000 to common stockholders.

    STOCK OPTIONS

    During fiscal year 2002, the Company granted stock options and warrants for 1,140,000 shares of common stock to the chief executive officer and other eligible employees. The stock options granted to eligible employees totaling 640,000 have a term of 10 years from the date of grant and vest equally over a two year period beginning upon the date of grant. The stock warrants granted to the chief executive officer totaling 500,000 have a term of 10 years from the date of grant and vest entirely on the date of grant.

    As of December 31, 2002, outstanding stock options and warrants totaled 2,714,000.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    STOCK OPTIONS AND WARRANTS ACTIVITY

    The following table summarizes the Company's employee and directors stock options and warrants activity:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                        NUMBER      EXERCISE
                                                       OF SHARES     PRICE
                                                       ---------     -----
        Balance, January 1, 2001                         961,800     $4.00
        Options and warrants granted                     636,700      5.05
        Options and warrants exercised                        --        --
        Options and warrants forfeited/expired             9,500      4.00
                                                       ---------     -----
        Balance, January 1, 2002                       1,589,000      4.45
        Options and warrants granted                   1,140,000      7.02
        Options and warrants exercised                        --        --
        Options and warrants forfeited/expired            15,000      6.24
                                                       ---------     -----
        Balance, December 31, 2002                     2,714,000     $5.36
                                                       =========     =====

    The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2002:

                                                                    SHARES UNDERLYING
             SHARES UNDERLYING OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
        ----------------------------------------------------     -----------------------
                        SHARES       WEIGHTED
                      UNDERLYING      AVERAGE       WEIGHTED       SHARES       WEIGHTED
                       OPTIONS/      REMAINING      AVERAGE      UNDERLYING     AVERAGE
        EXERCISE       WARRANTS     CONTRACTUAL     EXERCISE       OPTIONS      EXERCISE
         PRICES       OUTSTANDING      LIFE          PRICE       EXERCISABLE     PRICE
         ------       -----------      ----          -----       -----------     -----
        $4.00            967,300     7.83 years       $ 4.00         962,300       $ 4.00
        $5.07            609,700     8.27 years       $ 5.07         573,134       $ 5.07
        $7.02          1,137,000     9.92 years       $ 7.02         712,333       $ 7.02

    Pro forma information regarding net income and net income per share, as disclosed in Note A, has been determined as if the Company had accounted for its Employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option and warrant plans:

                                                            2002       2001
                                                            ----       ----
        Average risk-free interest rates                     2.58%      3.41%
        Average expected life (in years)                        3          3
        Volatility                                          74.50%     84.22%
        Dividend yield                                       0.25%      1.43%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2002 and 2001, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during 2002 and 2001 was approximately $3.51 and $2.76 per option, respectively.

    STOCK WARRANTS

    SPOKESPERSON STOCK WARRANTS - In January 2001, the Company consummated a Consulting Agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of five years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement. Accordingly, the Company recorded consulting expenses of approximately $930,000 for the year ended December 31, 2002. The following tables summarize information about the Spokesperson Stock Warrants activity during the year ended December 31, 2002:

                                                           WEIGHTED
                                                            AVERAGE
                                             NUMBER OF     EXERCISE
                                              WARRANTS       PRICE
                                            -----------      ------
        Balance, January 1, 2002              1,200,000      $ 1.54

              Warrants granted                       --          --
              Warrants canceled                      --          --
              Warrants expired                       --          --
              Warrants exercised                     --          --
                                            -----------      ------
        Balance, December 31, 2002            1,200,000      $ 1.54
                                            ===========      ======

                             EXERCISE PRICE
                           EQUALS, EXCEEDS OR   WEIGHTED
            NUMBER OF      IS LESS THAN MARKET   AVERAGE               WEIGHTED
        WARRANTS GRANTED     PRICE OF STOCK     EXERCISE   EXERCISE    AVERAGE
           DURING 2002        ON GRANT DATE       PRICE      PRICE    FAIR VALUE
           -----------        -------------       -----      -----    ----------
                  --             Equals          $   --     $   --      $   --
             400,000             Exceeds           4.60       4.60        2.81
             800,000             Less than         0.01       0.01        4.62
          ----------                             ------                 ------
           1,200,000                             $ 1.54                 $ 4.00
          ==========                             ======                 ======

    CONSULTANT WARRANTS - During 2002, the Company issued warrants to purchase 8,333 shares of common stock to consultants, and as a result, the Company recorded $37,807 in consulting expenses during 2002. The warrants have an exercise price $7.25 per share, weighted average fair value of $4.54 per share, vest immediately and have a term of 5 years. The fair value was estimated as of the measurement date using Black-Scholes option pricing model with the following assumptions: dividend yield of 0.25%, expected volatility of 89.52%, risk-free interest rate of 2.89% and expected holding period of one year.

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


    TREASURY STOCK

    During fiscal year 2001, the Company acquired 1,448,672 shares of treasury stock, which includes 800,000 shares related to the spin-off L.L. Bradford & Company, for a total value of approximately $4,191,887. During October 2001, the Company awarded 30,000 shares of its treasury stock to two employees of the Company. Expenses related to this bonus totaled $94,200. 1,421,072 shares of treasury stock were retired as of December 31, 2001.

    During fiscal year 2002, the Company acquired 296,200 shares of treasury stock for a total value of $2,518,714 of which 1,000 shares were awarded to an employee as bonus totaling $6,120. The remaining 295,200 shares of treasury stock were retired as of December 31, 2002.

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

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, accounts receivable, accounts payable, dividends payable, and notes payable approximate fair value because of the short-term maturity of these instruments.

    The carrying value of mortgage loans and notes receivable approximates the fair value at December 31, 2002. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

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

    Concentrations of mortgage loans serviced exist in California, Hawaii, Nevada, and Texas with approximately 14%, 10%, 38% and 22% of mortgage loan balances as of December 31, 2002, respectively. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline in these states.

    Concentrations of mortgage loans exist at December 31, 2002 in commercial, construction, and acquisition and development loans. Concentrations of mortgage loans also exist with one borrower which represents approximately 77% of the total investments in mortgage loans at December 31, 2002. As such, the Company has a significant product concentration and concentration of credit risk with one borrower that may be adversely affected by periods of economic decline.

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

                          VESTIN GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE U - COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company operates from leased office facilities under a noncancellable operating lease. The lease requires the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. The Company also leases equipment and a vehicle under noncancellable operating leases. Rent expense for leased office facilities, equipment, and the vehicle charged to operations for the year ended December 31, 2002 and 2001 was $568,772 and $404,849, respectively.

    Future minimum rental payments required under the operating leases as of December 31, 2002, are as follows:

                2003                           418,329
                2004                           364,608
                2005                           326,398
                2006                            74,700
                                           -----------
                                           $ 1,184,035
                                           ===========

    In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly owned by the Company's Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term. Future minimum payments required under this agreement for 2003 total $360,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 18, 2002, the Company replaced Grant Thornton LLP with Ernst and Young as its independent auditors. During the period from January 1, 2002 through April 18, 2002, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton LLP would have caused Grant Thornton LLP to make reference to the matter in their report.

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

      99.1      Certification Pursuant to U.S.C. 18 Section 1350                           24

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

(b) Reports on Form 8-K.

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and June 4, 2002, which report the following items:

   (i) Item 4 -- Changes in Registrant's Certifying Accountant; and

   (ii) Item 7 -- Exhibits.

                                    PART IV

ITEM 14. CONTROL AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this transition report on Form 10-KSB (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based upon such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VESTIN GROUP, INC.

                                       /s/ John W. Alderfer
                                       -----------------------------------------
                                       John W. Alderfer, Chief Financial Officer

Dated: March 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                       TITLE                           DATE
    ----------                       -----                           ----

/s/ John W. Alderfer         Chief Financial Officer,            March 10, 2003
-------------------------
John W. Alderfer
*Principal Financial
Officer

/s/ Michael V. Shustek       Chairman of the Board,              March 10, 2003
-------------------------
Michael V. Shustek           Chief Executive Officer and
*Principal Executive         Director
Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Alderfer, Chief Financial Officer of Vestin Group, Inc., certify that:

(1) I have reviewed this annual report on Form 10-KSB (this "Form 10-KSB") of Vestin Group, Inc.;

(2) Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3) Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the "Evaluation Date"); and

     (c) presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ John W. Alderfer
-----------------------------------------------
John W. Alderfer
Chief Financial Officer


Dated: March 10, 2003

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael V. Shustek, Chief Executive Officer and Director of Vestin Group, Inc., certify that:

(1) I have reviewed this annual report on Form 10-KSB (this "Form 10-KSB") of Vestin Group, Inc.;

(2) Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3) Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the "Evaluation Date"); and

     (c) presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael V. Shustek
---------------------------------------
Michael V. Shustek
Chief Executive Officer and Director

Dated: March 10, 2003