Form 10KSB/A
period 2002-12-31
VESTIN GROUP INC
filed 2003-04-30
CIK 1068132

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

                                        Number Of       Aggregate      Loan Placement         Average
                                          Loans       Dollar Amount     Fees By Loan     Origination Fees
             Loan Type                 Originated        In Total           Type          As A % Of Loans
             ---------                ------------     ------------     ------------      ---------------
2002
Bridge and Residential Loans                 15        $ 31,205,050     $  1,217,496            3.90%
 Construction and Acquisition and
   Development Loans                         25         226,836,000       11,084,200            4.89%
Land Loans                                   12          34,271,500        1,047,450            3.06%
Commercial Loans                             27         185,630,000        7,422,825            4.00%
                                         ------        ------------     ------------          ------
                                             79        $477,942,550     $ 20,771,971            4.35%
                                         ======        ============     ============          ======
2001
Bridge and Residential Loans                 13        $ 87,868,600     $  3,333,050            3.79%
 Construction and Acquisition and
   Development Loans                         21          99,353,000        4,392,617            4.42%
Land Loans                                    8          12,180,000          494,775            4.06%
Commercial Loans                             12          44,493,270        1,773,082            3.98%
                                         ------        ------------     ------------          ------
                                             54        $243,894,870     $  9,993,524            4.10%
                                         ======        ============     ============          ======

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

                                                    NASDAQ
                                            -----------------------
                                            US $HIGH       US $LOW
                                            --------       --------
          2002
          Fourth Quarter                      7.84           6.55
          Third Quarter                       9.20           6.11
          Second Quarter                      9.75           6.80
          First Quarter                       8.02           5.05

          2001
          Fourth Quarter                      8.45           2.87
          Third Quarter                       3.32           1.35
          Second Quarter                      4.65           2.00
          First Quarter                       5.12           4.06

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

INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less. As most of the appraisals will be prepared on an "as-if developed basis", if a loan goes into default prior to completion of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

ITEM 7. FINANCIAL STATEMENTS

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...........................S-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet..............................................S-2

     Consolidated Statements of Income.......................................S-3

     Consolidated Statements of Stockholders' Equity.........................S-4

     Consolidated Statements of Cash Flows...................................S-5

     Notes to Consolidated Financial Statements..............................S-7

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

/s/ Ernst & Young, LLP
Phoenix, Arizona
February 27, 2003

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS

Cash                                                                $  2,523,017
Accounts receivable, net of allowance of $160,995                      5,234,469
Interest receivable                                                      113,352
Due from related parties                                               1,803,112
Notes receivable                                                         700,000
Notes receivable - related party                                         117,964
Investments in real estate held for sale                               5,980,509
Investments in mortgage loans on real estate,
net of allowance of $80,000                                            8,874,643
Other investments - related parties                                    2,100,000
Other assets                                                             670,999
Property and equipment, net                                              719,113
                                                                    ------------
         Total assets                                               $ 28,837,178
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                               $  1,969,379
Dividend payable                                                          75,650
Income taxes payable                                                   1,395,538
Line of credit                                                         7,000,000
Notes payable - related party                                          1,901,428
Notes payable                                                            151,003
                                                                    ------------
         Total liabilities                                            12,492,998
                                                                    ============

Commitments and contingencies                                                 --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares
    authorized; 907,800 shares issued and outstanding                         91
  Common stock, $.0001 par value; 100 million shares
    authorized 5,324,340 shares issued and outstanding                       532
  Additional paid-in capital                                           8,922,885
  Retained earnings                                                    7,420,672
                                                                    ------------
         Total stockholders' equity                                   16,344,180
                                                                    ------------

         Total liabilities and stockholders' equity                 $ 28,837,178
                                                                    ============

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEAR ENDED
                                                       -------------------------------------
                                                       DECEMBER 31, 2002   DECEMBER 31, 2001
                                                       -----------------   -----------------
Revenues
  Loan placement and related fees                         $ 30,607,054        $ 20,201,393
  Interest income                                              626,657             605,763
  Other income                                                 670,593             634,482
                                                          ------------        ------------
         Total revenues                                     31,904,304          21,441,638
                                                          ------------        ------------
EXPENSES
  General and administrative expenses (2002 includes        17,516,041          10,064,969
    a $4,798,926 provision for loss - see Note M)
  Sales and marketing expenses                               7,896,687           7,577,806
  Interest expenses                                            493,078             753,361
                                                          ------------        ------------
         Total expenses                                     25,905,806          18,396,136
                                                          ------------        ------------
         Income from continuing operations before
           provision for income taxes                        5,998,498           3,045,502

PROVISION FOR INCOME TAXES                                   2,166,660           1,220,281
                                                          ------------        ------------

         NET INCOME                                       $  3,831,838        $  1,825,221
                                                          ============        ============

EARNINGS PER COMMON SHARE - BASIC                         $       0.54        $       0.29
                                                          ============        ============

EARNINGS PER COMMON SHARE - DILUTED                       $       0.34        $       0.26
                                                          ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                        5,396,363           5,985,701
                                                          ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                                      8,498,358           6,794,634
                                                          ============        ============

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    PREFERRED STOCK                COMMON STOCK                TREASURY STOCK
                                                ------------------------    -------------------------    --------------------------
                                                  SHARES        AMOUNT        SHARES         AMOUNT        SHARES         AMOUNT
                                                ----------    ----------    -----------    ----------    -----------    -----------
Balance at January 1, 2001                              --    $       --      6,989,270    $      699         (2,400)   $   (11,306)

Comprehensive income:
  Net income                                                                         --            --             --             --
  Net unrealized loss on investments
    available-for-sale, net of tax of $24,591           --            --             --            --             --             --


         Total comprehensive income                     --            --             --            --             --             --

Divestiture of L.L. Bradford and Company                --            --       (800,000)     (540,000)            --             --

Issuance of preferred stock                        937,800            94             --            --             --             --

Declaration of dividend on preferred stock              --            --             --            --             --             --

Declaration of common stock stock dividend              --            --             --            --             --             --

Common stock issued for employee bonuses                --            --             --            --         30,000         44,442

Expenses related to issuance of warrants                --            --             --            --             --             --

Treasury stock acquired                                 --            --             --            --       (648,672)    (3,640,581)

Retirement of treasury stock                            --            --     (1,421,072)         (142)     1,421,072      4,147,445
                                                ----------    ----------    -----------    ----------    -----------    -----------
BALANCE AT DECEMBER 31, 2001                       937,800            94      5,568,198           557             --             --

Comprehensive income:
  Net income
  Realization of loss on marketable securities


         Total comprehensive income

Declaration of dividend on preferred stock              --            --             --            --             --             --

Declaration of dividend on common stock                 --            --             --            --             --             --

Expenses related to issuance of warrants                --            --             --            --             --             --

Treasury stock acquired                                 --            --             --            --       (296,200)    (2,518,714)

Common stock options exercised                          --            --          2,000            --             --             --

Warrants issued to purchase common stock
  for consulting services                               --            --             --            --             --             --

Common stock issued from treasury for                   --            --             --            --          1,000          6,120
  employee bonus

Treasury stock retired                                  --            --       (295,200)          (30)       295,200      2,512,594

Preferred stock converted into common stock        (30,000)           (3)        49,342             5
                                                ----------    ----------    -----------    ----------    -----------    -----------
BALANCE AT DECEMBER 31, 2002                       907,800    $       91      5,324,340    $      532    $        --    $        --
                                                ==========    ==========    ===========    ==========    ===========    ===========

                                                                                 ACCUMULATED
                                                  ADDITIONAL                        OTHER
                                                   PAID-IN         RETAINED     COMPREHENSIVE
                                                   CAPITAL         EARNINGS         INCOME          TOTAL
                                                 ------------    ------------    ------------    ------------
Balance at January 1, 2001                       $  1,739,427    $  7,347,117    $   (115,790)   $  8,960,147

Comprehensive income:
  Net income                                               --       1,825,221              --       1,825,221
  Net unrealized loss on investments
    available-for-sale, net of tax of $24,591              --              --         (47,733)        (47,733)
                                                                 ------------    ------------    ------------

         Total comprehensive income                        --       1,825,221         (47,733)      1,777,488

Divestiture of L.L. Bradford and Company                   --              --              --        (540,000)

Issuance of preferred stock                         9,377,904              --              --       9,377,998

Declaration of dividend on preferred stock                 --         (75,731)             --         (75,731)

Declaration of common stock stock dividend                 --        (112,324)             --        (112,324)

Common stock issued for employee bonuses               49,758              --              --          94,200

Expenses related to issuance of warrants              928,992              --              --         928,992

Treasury stock acquired                                    --              --              --      (3,640,581)

Retirement of treasury stock                       (4,147,303)             --              --              --
                                                 ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001                        7,948,778       8,984,283        (163,523)     16,770,189

Comprehensive income:
  Net income                                                        3,831,838                       3,831,838
  Realization of loss on marketable securities                                        163,523         163,523
                                                                 ------------    ------------    ------------

         Total comprehensive income                                 3,831,838         163,523       3,995,361

Declaration of dividend on preferred stock                 --        (933,800)             --        (933,800)

Declaration of dividend on common stock                    --      (1,942,965)             --      (1,942,965)

Expenses related to issuance of warrants              928,302              --              --         928,302

Treasury stock acquired                                    --              --              --      (2,518,714)

Common stock options exercised                          8,000              --              --           8,000

Warrants issued to purchase common stock
  for consulting services                              37,807              --              --          37,807

Common stock issued from treasury for                      --              --              --           6,120
  employee bonus

Treasury stock retired                                     --      (2,518,684)             --          (6,120)

Preferred stock converted into common stock                (2)                                             --
                                                 ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002                     $  8,922,885    $  7,420,672    $         --    $ 16,344,180
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED
                                                                      ---------------------------------------
                                                                      DECEMBER 31, 2002     DECEMBER 31, 2001
                                                                      -----------------     -----------------
Cash flow from operating activities:
  Net income                                                             $  3,831,838          $  1,825,221
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                            114,875                74,861
      Stock based compensation                                                966,109             1,023,192
      Net gain from sales of investment in real estate held for sale         (168,889)                   --
      Loss on investment in marketable securities                             256,658                    --
      Loss on other investments                                             5,202,426                    --
      Provision for losses on investments in mortgage loans
        on real estate                                                         80,000                    --
      Changes in operating assets and liabilities:
        Accounts receivable                                                (1,859,079)           (1,469,985)
        Interest receivable                                                  (113,352)                   --
        Due from stockholder                                                       --               (20,037)
        Due from related parties                                           (1,074,346)             (220,116)
        Notes receivable                                                           --              (814,999)
        Other assets                                                           71,012              (271,422)
        Accounts payable and accrued expenses                                 446,614               761,204
        Due to related parties                                                     --              (147,962)
        Dividend payable                                                     (112,324)                   --
        Income taxes payable                                                  (67,705)             (716,769)
                                                                         ------------          ------------

            Net cash provided by operating activities                       7,573,837                23,188
                                                                         ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (529,271)             (194,895)
  Cash advanced on notes receivable                                          (144,500)                   --
  Principal payments received on notes receivable                           1,071,999               153,000
  Principal payments received on notes receivable - related party             132,999                    --
  Purchase of investment in real estate held for sale                        (111,171)             (407,746)
  Proceeds from sale of investment in real estate held for sale             4,717,000                83,500
  Net purchase of investment in marketable securities                         (64,373)              (41,576)
  Net purchase of other investments                                                --            (1,161,262)
  Purchase of investments in mortgage loans on real
    estate from the Funds                                                 (23,273,124)                   --
  Proceeds from sale of investments in mortgage loans
    on real estate to the Funds                                            24,200,856                    --
  Purchase of investments in mortgage loans on real
   estate, net of sales                                                   (11,457,106)           (1,526,366)
                                                                         ------------          ------------

            Net cash used in investing activities                          (5,456,691)           (3,095,345)
                                                                         ------------          ------------

The accompanying notes are an integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                                                                         2002           2001
                                                                     -----------    -----------
Cash flows from financing activities:
  Advances on line of credit, net                                      7,000,000             --
  Payments on notes payable                                           (5,058,982)    (3,402,412)
  Proceeds from notes payable                                                 --      7,600,000
  Proceeds from sale of preferred stock                                       --      4,377,998
  Proceeds from common stock options exercised                             8,000             --
  Payment of dividend on preferred stock                                (858,150)       (75,731)
  Payment of dividend on common stock                                 (1,942,965)            --
  Purchase of treasury stock                                          (2,518,714)    (2,699,871)
                                                                     -----------    -----------

            Net cash provided by (used in) financing activities       (3,370,811)     5,799,984
                                                                     -----------    -----------

            NET CHANGE IN CASH                                        (1,253,665)     2,727,827

CASH AT BEGINNING OF PERIOD                                            3,776,682      1,048,855
                                                                     -----------    -----------

CASH AT END OF PERIOD                                                $ 2,523,017    $ 3,776,682
                                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for federal income taxes                                 $ 2,221,360    $ 2,167,342
                                                                     ===========    ===========
  Cash paid for interest                                             $   495,935    $   639,358
                                                                     ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Sale of real property in exchange for note receivable              $        --    $   812,500
                                                                     ===========    ===========
  Acquisition of real properties in exchange for notes payable       $        --    $ 4,109,644
                                                                     ===========    ===========
  Exchange of mortgage loan for note receivable                      $        --    $   940,710
                                                                     ===========    ===========
  Spin-off of L.L. Bradford and Company                              $        --    $   572,147
                                                                     ===========    ===========

  Issuance of 500,000 shares of preferred stock in satisfaction
    of note payable                                                  $        --    $ 5,000,000
                                                                     ===========    ===========
  Retirement of treasury stock                                       $ 2,518,714    $ 4,147,445
                                                                     ===========    ===========
  Dividends declared on preferred stock                              $    75,650    $   112,324
                                                                     ===========    ===========
  Exchange of note receivable for acquisition of treasury stock      $        --    $   940,710
                                                                     ===========    ===========
  Notes payable assumed through foreclosure                          $ 2,714,181    $        --
                                                                     ===========    ===========
  Investments in real estate held for sale acquired
    through foreclosure                                              $ 5,900,059    $        --
                                                                     ===========    ===========
  Purchase of rights to receive proceeds related to loan guarantee
    in exchange for investments in mortgage loans on real estate     $ 4,798,926    $        --
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

     INVESTMENTS IN MORTGAGE LOANS

     Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. Appraisals are also based on either an "as is basis" or "as-if completed basis". These appraised values do not reflect immediate sales values, which may be substantially less as appraised values can increase or decrease as conditions and circumstances affecting the properties change. Such change can be significant. As most of the appraisals will be prepared on an "as-if developed basis", if a loan goes into default prior to completion of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards ("SFAS No. 123"), Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                       2002            2001
                                                   ------------    ------------
     Net income, as reported                       $  3,831,838    $  1,825,221
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based methods for all awards,
       net of related tax effects                    (1,900,730)     (1,427,117)
                                                   ------------    ------------
     Pro forma net income                          $  1,931,108    $    398,104
                                                   ============    ============
     Net income per common share
       Basic earnings per share, as reported       $       0.54    $       0.29
                                                   ============    ============
       Diluted earnings per share, as reported     $       0.34    $       0.26
                                                   ============    ============
       Basic earnings per share, pro forma         $       0.18    $       0.05
                                                   ============    ============
       Diluted earnings per share, pro forma       $       0.12    $       0.05
                                                   ============    ============

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

NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 2002:

          Furniture and fixtures                            $ 102,176
          Computers and equipment                             448,363
          Real estate                                         293,774
          Leasehold improvements                               89,174
                                                            ---------
                                                              933,487
          Less: Accumulated depreciation                     (214,374)
                                                            ---------
          Total property and equipment                      $ 719,113
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

NOTE J - CREDIT AGREEMENT

     The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and other funds of the Company. The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts and other funds held at the institution at a rate of 1% and invest those funds in commercial paper (securities) which are generally one-day sweep accounts. The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution's custody and control. The balance drawn down upon the credit agreement was $-0- at December 31, 2002.

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

     The Company recognizes an annual management fee up to 0.25% of the aggregate capital contributions to the Funds. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2002, the Company recorded management fees of approximately $249,000 from Fund I and $586,000 from Fund II as compared to $131,000 from Fund I and $87,000 from Fund II for the same period in 2001. In connection with the organization of the Funds, the Company received approximately 100,000 Units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II.

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

NOTE N - INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows at December 31:

                                            2002              2001
                                        -----------       -----------

          Current                       $ 2,096,828       $ 1,475,246
          Deferred                           69,832          (254,965)
                                        -----------       -----------
                                        $ 2,166,660       $ 1,220,281
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

                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                          ----------------------------------------
                                                            INCOME           SHARES      PER-SHARE
                                                          (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                          -----------      -----------     ------
          Net income:                                     $ 3,831,838
          Less: Preferred stock dividends                    (933,800)
          Basic EPS:
              Income available to common stockholders       2,898,038        5,396,363     $0.54
                                                                                           =====
          Effect of dilutive securities:
              Options/warrants                                     --        3,101,995        --
                                                          -----------      -----------     -----
          Diluted EPS:
              Income available to common stockholders
              plus assumed conversions                    $ 2,898,038        8,498,358     $0.34
                                                          ===========      ===========     =====

                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                                          ----------------------------------------
                                                            INCOME           SHARES      PER-SHARE
                                                          (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                          -----------      -----------     ------
          Net income:                                     $ 1,825,221
          Less: Preferred stock dividends                     (75,731)
          Basic EPS:
              Income available to common stockholders       1,749,490        5,985,701     $0.29
                                                                                           =====
          Effect of dilutive securities:
              Options/warrants                                     --          808,933        --
                                                          -----------      -----------     -----
          Diluted EPS:
              Income available to common stockholders
              plus assumed conversions                    $ 1,749,490        6,794,634     $0.26
                                                          ===========      ===========     =====

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

     STOCK OPTIONS

     During fiscal year 2002, the Company granted stock options and warrants for 1,140,000 shares of common stock to the chief executive officer and other eligible employees. The stock options granted to eligible employees totaling 640,000 have a term of 10 years from the date of grant and vest equally over a three year period beginning one year after the date of grant. The stock warrants granted to the chief executive officer totaling 500,000 have a term of 10 years from the date of grant and vest entirely on the date of grant.

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
                                                       =========      =====

     The following table summarizes information about options and warrants outstanding and exercisable for employees and directors at December 31, 2002 and 2001:

                                                                    SHARES UNDERLYING
            SHARES UNDERLYING OPTIONS/WARRANTS OUTSTANDING     OPTIONS/WARRANTS EXERCISABLE
          -------------------------------------------------    ----------------------------
                        SHARES       WEIGHTED
                      UNDERLYING      AVERAGE      WEIGHTED        SHARES           WEIGHTED
                       OPTIONS/      REMAINING      AVERAGE       UNDERLYING         AVERAGE
          EXERCISE     WARRANTS     CONTRACTUAL    EXERCISE    OPTIONS/WARRANTS     EXERCISE
           PRICES    OUTSTANDING       LIFE          PRICE       EXERCISABLE         PRICE
           ------    -----------       ----          -----       -----------         -----
            $2.81        15,000     8.00 years       $2.81          10,000           $2.81

            $4.00       967,300     7.83 years       $4.00         952,300           $4.00

            $5.07       609,700     8.27 years       $5.07         604,700           $5.07

            $7.02     1,137,000     9.92 years       $7.02         500,000           $7.02

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

                                                    2002         2001
                                                    ----         ----
          Average risk-free interest rates          2.58%        3.41%
          Average expected life (in years)             3            3
          Volatility                               74.50%       84.22%
          Dividend yield                            0.26%        1.43%

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

                                                               WEIGHTED
                                                                AVERAGE
                                                 NUMBER OF     EXERCISE
                                                  WARRANTS       PRICE
                                                  --------       -----
          Balance, January 1, 2002               1,200,000       $1.54
          Warrants granted                              --
          Warrants canceled                             --          --
          Warrants expired                              --          --
          Warrants exercised                            --          --
                                                                    --
                                                 ---------       -----
          Balance, December 31, 2002             1,200,000       $1.54
                                                 =========       =====

                            EXERCISE PRICE
                          EQUALS, EXCEEDS OR    WEIGHTED
         NUMBER OF       IS LESS THAN MARKET     AVERAGE               WEIGHTED
     WARRANTS GRANTED       PRICE OF STOCK      EXERCISE   EXERCISE     AVERAGE
        DURING 2002         ON GRANT DATE         PRICE      PRICE    FAIR VALUE
        -----------         -------------         -----      -----    ----------
                 --           Equals              $  --      $  --      $   --
            400,000           Exceeds              4.60       4.60        2.81
            800,000           Less than            0.01       0.01        4.62
        -----------                               -----                 ------

          1,200,000                               $1.54                 $ 4.00
        ===========                               =====                 ======

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

NOTE V - EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR'S REPORT

     The Company, Vestin Mortgage and Del Mar Mortgage, Inc., ("Del Mar Mortgage"), a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the "Action"). On April 10, 2003, the United States District Court for the District of Nevada (the "Court") entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the Company, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and accordingly, the Court did not require the defendants to post a bond for the judgment. Del Mar Mortgage has indemnified the Company and Vestin Mortgage for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. If the stay of execution is lifted, Mr. Shustek has agreed to provide a bond in the amount of the judgment. In management's opinion after consultation with legal counsel, the judgment against the Company and Vestin Mortgage will be vacated and will have no effect on the operating results and financial condition of the Company. The defendants are appealing the ruling by the District Court.

     The Company is involved with certain other legal proceedings incidental to its business activities. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     The Company has elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $251,000 and the forgiveness of an obligation due from Fund I in the amount of $1,349,000. The capital contribution will increase the members' capital account in Fund I to approximately $10 per unit. The amount of the contribution will be charged to current operating results during the quarter ended March 31, 2003, as the Company will not receive additional units for the contribution.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of Vestin Group are as follows:

       NAME               AGE                            TITLE
       ----               ---                            -----
Michael V. Shustek         44     Chairman of the Board, Chief Executive Officer and Director
Lance K. Bradford          36     President, Treasurer and Director
John W. Alderfer           58     Chief Financial Officer
Ira S. Levine              42     Executive Vice President of Legal and Corporate Affairs and Secretary
Stephen J. Byrne           45     Chief Operations Officer and Director
Michael J. Whiteaker       53     Vice President of Regulatory Affairs
Peggy S. May               34     President of Vestin Mortgage, a subsidiary of Vestin Group
Daniel Stubbs              41     Executive Vice President of Vestin Mortgage, a subsidiary of Vestin Group
Robert J. Aalberts         52     Director
John E. Dawson             45     Director
Robert L. Forbuss          54     Director
Robert A. Groesbeck        42     Director
James C. Walsh             62     Director
Steven Ducharme            55     Director
Jan Jones                  55     Director

All the directors of Vestin Group hold office until the next annual meeting of shareholders. The last annual meeting of Vestin Group shareholders was August 21, 2002. Michael Shustek can cause a change in the Board of Directors of Vestin Group by virtue of his controlling ownership interest in Vestin Group. Vestin Group, which is a reporting company under the Securities Exchange Act of 1934, as amended, has established an audit committee consisting of three independent directors and requires that its audit committee be comprised of independent directors. The By-laws of Vestin Group provide for up to 10 directors and permit the Board of Directors to fill any vacancy on the Board of Directors. Officers of the company serve at the discretion of the Board of Directors.

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

     ROBERT J. AALBERTS has been a director of Vestin Group since April 1999. Since 1991, Mr. Aalberts has held the Ernst Lied Professor of Legal Studies professorship at the University of Nevada, Las Vegas. From 1984 to 1991, Mr. Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Mr. Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; and he is the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Mr. Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana and received a Master of Arts from the University of Missouri. He is a member of the State Bar of Louisiana.

     JOHN W. ALDERFER was appointed the Chief Financial Officer of Vestin Group in September 2002. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998, Mr. Alderfer was a Director, Vice President, Treasurer, and Chief Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.

     LANCE K. BRADFORD has been the President of Vestin Group since January 2001. In addition, Mr. Bradford has been a director, Chief Financial Officer, Treasurer and Secretary of Vestin Mortgage and Treasurer and a director of Vestin Group since April 1999. Mr. Bradford also acts as the functional equivalent of a Chief Financial Officer for both Vestin Fund I and Vestin Fund
II. Mr. Bradford was also the Chief Financial Officer of Vestin Group from 1999 to September 2002 and the Corporate Secretary of Vestin Group from 1999 to 2000. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

     STEPHEN J. BYRNE has been the Chief Executive Officer of Vestin Mortgage and the Chief Operations Officer of Vestin Group since January 2001. Mr. Byrne has also been a director of Vestin Mortgage since 1997 and of Vestin Group since April 1999. From its inception in 1997 to 2000, Mr. Byrne was the President of Vestin Mortgage. From 1999 to 2000, Mr. Byrne also served as the President of Vestin Group. Mr. Byrne joined Del Mar Mortgage in June 1998 as its Senior Lending Officer. In 1997, Mr. Byrne founded Capsource, Inc., a predecessor of Vestin Mortgage, which he owned and operated before joining Del Mar Mortgage. From 1991 to 1997, Mr. Byrne served as Vice President of Wells Fargo Bank and of its predecessor First Interstate Bank of Nevada. Mr. Byrne served in various capacities with First Interstate Bank, including Manager of the Diversified Asset Group based in Las Vegas and the commercial Diversified Asset Group in Houston, Texas. Mr. Byrne received a Bachelor of Science degree in Business Administration from Hastings College, Hastings, Nebraska.

     JOHN E. DAWSON has been a director of Vestin Group since March 2000. Since 1995, Mr. Dawson has been a partner at the law firm of Marquis & Aurbach. Before joining Marquis & Aurbach, Mr. Dawson was affiliated with the law firm of Jeffrey L. Burr & Associates. Mr. Dawson co-authored the Asset Protection Guidebook for Attorneys and Accountants and has presented seminars on asset protection. Mr. Dawson received his Bachelor's Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

     STEVEN DUCHARME has been a director of Vestin Group since August 2001. Mr. DuCharme served as a member of the Nevada Gaming Control Board (the "Board") for 10 years including two years as Chairman. First appointed to the Board on January 2, 1991 by Nevada Governor Bob Miller, he was reappointed to a second term in January 1995. He served as the law enforcement representative on the three-member Board. Mr. DuCharme was named Chairman of the Board on September 19, 1998 by Governor Miller and served two years as Chairman. With his retirement from the Board in January 2001, he concluded more than 30 years of public service in Nevada. Mr. DuCharme began his career in law enforcement in 1970 as a Deputy Sheriff with the Clark County Sheriff's Office, which later became the Las Vegas Metropolitan Police Department (the "LVMPD"). During 20 years with the LVMPD, he spent 12 years working undercover investigating vice and narcotic activities. As a Sergeant, he was the supervising detective in the Fraud Unit and later the Sexual Assault Unit. Mr. DuCharme's last assignment with the LVMPD was as the department's spokesman through the Office of Public Information as well as being the Commander of the Crime Prevention Bureau. He retired from the LVMPD to accept the Governor's appointment to the Board. Mr. DuCharme holds a B.A. degree in Criminal Justice from the University of Nevada, Las Vegas and an associate's degree in Law Enforcement from Clark County Community College. He is also a graduate of the Southern Police Institute at the University of Louisville in Kentucky. Mr. DuCharme is currently an advisor to the faculty of the National Judicial College and also serves as an instructor. He is the past Chairman of the International Association of Gaming Regulators and past President of the Board of Trustees for the Nevada Treatment Center, a non-profit service for substance abuse.

     ROBERT L. FORBUSS has been a director of Vestin Group since March 2000. Since February 1999, Mr. Forbuss has been the President of Strategic Alliances, a business and government affairs consulting organization. From March 1998 through February 1999, he was the President of Medical Transportation of America. From February 1997 to March 1998, Mr. Forbuss was the Chief Executive Officer of the Southwest Division of American Medical Response. From March 1994 to February 1997, he was Senior Vice President of Laidlaw Medical Transportation, which had acquired Mercy Medical Services, Inc., a company that Mr. Forbuss founded, owned and managed for 22 years. The latter four companies are all in the business of providing emergency ambulance and transportation services. Mr. Forbuss received his Bachelor of Arts in Public Administration and Political Science from the California State University at Long Beach, California.

     ROBERT A. GROESBECK has been a director of Vestin Group since August 2000. Mr. Groesbeck received his Bachelor of Arts in Criminal Justice from the University of Nevada in 1985, his Juris Doctor from Thomas S. Cooley School of Law in 1990 and his Masters of Business Administration from National University in 1993. Mr. Groesbeck is the founder of Home Works, a full service home services company. From 1994 to June 2000, Mr. Groesbeck was the General Counsel of Republic Silver State Disposal, Inc. From 1993 to 1997, Mr. Groesbeck was the Mayor of Henderson, Nevada. Mr. Groesbeck currently serves on numerous charitable boards.

     JAN JONES has been a director of Vestin Group since January 2002. Ms. Jones currently serves as Senior Vice President of Communications and Government Relations for Harrah's Entertainment, Inc., a $3 billion company, publicly traded on the New York Stock Exchange. In her capacity, Ms. Jones oversees government relations, public relations, community relations, employee communications and financial communications for 25 casinos across the country under the Harrah's, Showboat, Rio and Harveys brand names. She is responsible for communicating the company's position on critical issues facing both Harrah's and the gaming industry. Prior to joining the company in November 1999, Ms. Jones held the elected public office of Mayor of the City of Las Vegas from 1991 until 1999. During her tenure as Mayor, Las Vegas was the fastest growing city in America. Ms. Jones is a graduate of Stanford University with a bachelor of arts degree in English. Ms. Jones has an extensive background in business administration, marketing, and business development.

     IRA S. LEVINE has been the Executive Vice President of Legal and Corporate Affairs since September 2000. Mr. Levine has also been the Corporate Secretary of Vestin Group since January 2001. Mr. Levine received his BS in Business Administration specializing in accounting from the University of Nevada in 1982, his Juris Doctor from Pepperdine University School of Law in 1985 and his Masters of Legal Letters in Taxation from New York University in 1986. Mr. Levine is a member of the state bars of both Nevada and California. Since 1997, Mr. Levine has been a partner in the law firm of Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP. Prior to that he was a shareholder in the law firm of Levine, McBride & Garfinkel, LLP. From 1995 to 1997, Mr. Levine was a shareholder in the law firm of Quartes & Brady LLP, formerly known as Streich Lang. Prior to that, Mr. Levine was senior vice president, secretary and general counsel of United Gaming, Inc. now known as Alliance Gaming, Inc. Mr. Levine started his legal career with the law firm of McKenna Long & Aldridge LLP formerly known as McKenna, Conner & Cuneo in Los Angeles, California.

     PEGGY S. MAY has been with Vestin Group since September 1995, and has been the President of Vestin Mortgage since January 2001. From 1997 to 2000, Ms. May was the Senior Vice President of Vestin Mortgage. Ms. May is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending.

     MICHAEL V. SHUSTEK has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

     On March 26, 1999, Del Mar Mortgage, a company controlled by Mr. Shustek, entered into a stipulated court order (the "Order") with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the "Division") resolving a dispute regarding Del Mar Mortgage's alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable Nevada law in its advertising solicitation of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Group and Vestin Mortgage, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the Order. Del Mar Mortgage paid the Division an aggregate of $50,000 to cover the Division's costs. The Order contained no findings of wrongful conduct by Del Mar Mortgage.

     DANIEL B. STUBBS has been the Executive Vice President and Underwriting Administrator of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

     JAMES C. WALSH has been a director of Vestin Group since January 2001. Mr. Walsh has practiced law in New York City since 1966, after receiving his law degree from the University of Alabama. Mr. Walsh specializes in the representation of professional athletes and entertainers. Mr. Walsh has been the exclusive attorney, agent and business manager of Joe Namath since 1969. Mr. Walsh is a member of the New York and Louisiana Bar Association.

     MICHAEL J. WHITEAKER has been Vice President of Regulatory Affairs of Vestin Group since May 14, 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982

Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                         ----------------------------------   ---------------------------------------------------
                                                                                       AWARDS              PAYOUTS
                                                                              -------------------------    -------
                                                                              RESTRICTED    SECURITIES
                                                               OTHER ANNUAL     STOCK       UNDERLYING       LTIP     ALL OTHER
                                         SALARY      BONUS     COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS   COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR       ($)        ($)         ($)(2)          ($)           (#)          ($)          ($)
 ---------------------------    ----       ---        ---         ------          ---           ---          ---          ---
Michael V. Shustek              2002     793,500          0          0             0          500,000         0            0
  Chief Executive Officer       2001     852,000     20,529          0             0          500,000         0            0
  of the Company                2000     884,500     40,000          0             0          500,000         0            0


Stephen J. Byrne                2002     361,100     14,175          0             0          100,000         0            0
  Chief Executive Officer       2001     332,908     22,406          0             0                0         0            0
  of Vestin Mortgage            2000     240,000    142,081          0             0          100,000         0            0

Lance K. Bradford               2002     302,160          0          0             0          200,000         0            0
  President of the Company      2001     296,500      2,597          0             0                0         0            0
                                2000     228,994          0          0             0                0         0            0

Peggy S. May                    2002     176,100     62,009          0             0           63,334         0            0
  President of Vestin           2001     132,667     29,000          0             0           35,000         0            0
  Mortgage(1)                   2000     118,800     13,500          0             0           10,000         0            0

Daniel Stubbs                   2002     128,174     70,000          0             0           50,000         0            0
  Executive Vice President      2001      90,000     49,395          0             0           10,000         0            0
  of Vestin Mortgage            2000      75,000     20,027          0             0            5,000         0            0


(1) The compensation for Ms. May includes compensation for services rendered to Vestin Mortgage and Vestin Capital, Inc. All of Ms. May's 2002 and 2000 compensation was paid directly by Vestin Mortgage, and Vestin Mortgage and Vestin Capital each paid 50% of her compensation in 2001.
(2) None of the Named Officers received other annual compensation exceeding the lesser of $50,000 or 10% of their salary and bonus for the relevant year.

     The following Option and Warrant/SAR Grants Tables set forth the individual grants of stock options made in fiscal 2002 to Vestin Group's Chief Executive Officers and the next most highly compensated executive officers named in the Summary Compensation Table above.

                OPTION & WARRANT/ SAR GRANTS IN FISCAL YEAR 2002

                               (INDIVIDUAL GRANTS)

                       NUMBER OF    PERCENT OF TOTAL
                      SECURITIES      OPTIONS/SARS
                      UNDERLYING       GRANTED TO       EXERCISE OR
                     OPTIONS/SARS       EMPLOYEES          BASE       EXPIRATION
      NAME            GRANTED(#)    IN FISCAL 2002(%)   PRICE($/SH)      DATE
      ----            ----------    -----------------   -----------      ----
Michael V. Shustek     500,000            43.9             7.02         11/27/12
Stephen J. Byrne       100,000             8.8             7.02         11/27/12
Lance K. Bradford      200,000            17.5             7.02         11/27/12
Peggy S. May            63,334             5.6             7.02         11/27/12
Daniel Stubbs           50,000             4.4             7.02         11/27/12

     Michael V. Shustek entered into an Employment Agreement with Vestin Group in December 1999 as its Chief Executive Officer. Pursuant to the agreement, Mr. Shustek is entitled to receive a minimum annual salary of $720,000 and such additional salary as the Board of Directors deems appropriate. Mr. Shustek is also entitled to receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement additionally provides that Mr. Shustek is to receive warrants to purchase up to 500,000 shares of Vestin Group's common stock each year during the term of the agreement. The agreement terminates on November 30, 2002, but will continue for successive one year periods unless either Vestin Group or Mr. Shustek provides thirty days notice. In May 2002, Mr. Shustek voluntarily reduced his annual salary to $150,000 effective the fourth quarter of 2002.

     On November 3, 1998, Stephen J. Byrne entered into an Employment Agreement with Vestin Group (formerly known as Del Mar Mortgage) to serve as its Chief Loan Officer for the operation of the mortgage broker business in the State of Nevada. The terms of such employment include an initial annual salary of $240,000 and performance bonuses as the Board of Directors deems appropriate. The agreement is terminable by either Vestin Group or Mr. Byrne with thirty days notice.

     Lance K. Bradford entered into an Employment Agreement with Vestin Group on April 1, 2000 to serve as its Chief Financial Officer. Pursuant to the agreement, Mr. Bradford is entitled to receive an initial annual salary of $296,000 and performance bonuses as the Board of Directors deems appropriate. Mr. Bradford is also entitled to receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement terminates March 31, 2003 but will continue for successive one year periods unless either Vestin Group or Mr. Bradford provides thirty days notice.

     Peggy S. May entered into an Employment Agreement with Vestin Mortgage, with an effective date of July 1, 2002, to serve as its President. The term of the agreement begins on July 1, 2002 and ends on December 31, 2004. Pursuant to the agreement, Ms. May is entitled to receive an initial annual salary of $160,000, subject to review by the Board of Directors. Ms. May is also eligible for bonuses but subject to the discretion of the Board of Directors. The agreement additionally provides that Ms. May is to receive a one-year salary if Vestin Mortgage terminates the agreement without cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHARE OWNERSHIP

     The following table indicates the beneficial ownership of Vestin Group's voting securities by each person known by Vestin Group to be the beneficial owner of more than 5% of such securities, as well as the securities of Vestin Group beneficially owned by all officers and directors of Vestin Group as of March 1, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or that will become exercisable within 60 days of March 1, 2003, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                                                          PERCENTAGE OF
                                                                                      COMMON STOCK         COMMON STOCK
                                       NAME                                        BENEFICIALLY OWNED   BENEFICIALLY OWNED(1)
                                       ----                                        ------------------   ---------------------
Michael V. Shustek, Chairman and Chief Executive Officer of Vestin Group              4,664,199(2)             68.3%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Stephen J. Byrne, Chief Operations Officer and Director of Vestin Group and
Chief Executive Officer of Vestin Mortgage                                              132,900(3)              2.5%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Ira S. Levine, Executive Vice President of Legal and Corporate Affairs and
Corporate Secretary of Vestin Group                                                     175,100(4)              3.2%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Peggy S. May, President of Vestin Mortgage                                               89,875(5)              1.7%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Lance K. Bradford, Director, President and Treasurer of Vestin Group and Chief
Financial Officer, Treasurer, Secretary and Director of Vestin Mortgage                  30,000                   *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Daniel Stubbs, Executive Vice President of Vestin Mortgage                               17,660(6)                *
2901 El Camino Avenue
Las Vegas, Nevada 89102
John W. Alderfer, Chief Financial Officer of Vestin Group                                     0                   *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Stephen A. Schneider, Vice President of Vestin Mortgage                                  30,000(7)                *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Michael J. Whiteaker, Vice President of Regulatory Affairs of Vestin Group               50,300(8)                *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Robert J. Aalberts, Director of Vestin Group                                             16,700(9)                *
2901 El Camino Avenue
Las Vegas, Nevada 8910
John E. Dawson, Esq., Director of Vestin Group                                           25,050(10)(11)           *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Robert L. Forbuss, Director of Vestin Group                                              15,000(12)               *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Robert A. Groesbeck, Director of Vestin Group                                            15,000(13)               *
2901 El Camino Avenue
Las Vegas, Nevada 89102
James C. Walsh, Director of Vestin Group                                              1,200,000(14)            18.4%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Steven Ducharme, Director of Vestin Group                                                10,000(15)               *
2901 El Camino Avenue
Las Vegas, Nevada 89102
Jan Jones, Director of Vestin Group                                                      10,000(16)               *
2901 El Camino Avenue
Las Vegas, Nevada 89102
All directors and executive officers as a group (16 persons)                          6,481,784(17)            76.3%

* Less than 1%

(1)  Based upon 5,324,340 shares outstanding on March 1, 2003.
(2)  Includes warrants to purchase up to 1,500,000 shares of Common Stock.
(3)  Includes options to purchase up to 100,000 shares of Common Stock.
(4)  Includes options to purchase up to 150,000 shares of Common Stock.
(5)  Includes options to purchase up to 45,000 shares of Common Stock.
(6)  Includes options to purchase up to 15,000 shares of Common Stock.
(7)  Includes options to purchase up to 30,000 shares of Common Stock.
(8)  Includes options to purchase up to 50,000 shares of Common Stock.
(9)  Includes options to purchase up to 15,000 shares of Common Stock.
(10) Includes options to purchase up to 15,000 shares of Common Stock.
(11) Includes 1,850 shares of Common Stock owned by a family partnership indirectly controlled by Mr. Dawson.
(12) Includes options to purchase up to 15,000 shares of Common Stock.
(13) Includes options to purchase up to 15,000 shares of Common Stock.
(14) Includes warrants to purchase up to 1.2 million shares of Common Stock granted to Planned Licensing, Inc. ("PLI"). Mr. Walsh has a majority equity interest in PLI.
(15) Includes options to purchase up to 10,000 shares of Common Stock.
(16) Includes options to purchase up to 10,000 shares of Common Stock.
(17) Includes warrants and options to purchase up to 3,170,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

10.5    Employment Agreement between the Company and Michael V. Shustek, dated
        December 1, 1999                                                                ****

10.6    Employment Agreement between the Company and Ira S. Levine, dated
        September 1, 2000                                                               ******

10.7    Employment Agreement between the Company and Lance K. Bradford, dated
        April 1, 2000                                                                   *******

10.8    Third Amended and Restated Operating Agreement of DM Mortgage Investors,
        LLC, dated as of November 2, 2000                                               *****

99.1    Certification Pursuant to U.S.C. 18 Section 1350                                24

99.2    Consent of Independent Auditors                                                 25

99.3    Consent of Independent Auditors                                                 26

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

Dated: April 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                      TITLE                         DATE
         ----------                      -----                         ----

/s/ John W. Alderfer            Chief Financial Officer,          April 30, 2003
----------------------------    *Principal Financial Officer
John W. Alderfer



/s/ Michael V. Shustek          Chairman of the Board,            April 30, 2003
----------------------------    Chief Executive Officer and
Michael V. Shustek              *Principal Executive Director
                                Officer

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


/s/ John W. Alderfer
-----------------------
John W. Alderfer
Chief Financial Officer


Dated: April 30, 2003

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


/s/ Michael V. Shustek
---------------------------
Michael V. Shustek
Chief Executive Officer and Director

Dated: April 30, 2003