Form 10QSB
period 2003-03-31
VESTIN GROUP INC
filed 2003-05-15
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2003

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

Yes [X]   No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2003:

5,328,340 Shares of Common Stock

                             VESTIN GROUP, INC. AND
                                  SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements............................................
        Consolidated Balance Sheet (unaudited)..........................       3
        Consolidated Statements of Income (unaudited)...................       4
        Consolidated Statement of Stockholders' Equity (unaudited)......       5
        Consolidated Statements of Cash Flows (unaudited)...............       6
        Notes to Consolidated Financial Statements (unaudited)..........       8
Item 2. Management's Discussion and Analysis............................      13
PART II OTHER INFORMATION
Item 1. Legal Proceedings...............................................      20
Item 2. Changes in Securities and Use of Proceeds.......................      20
Item 3. Defaults Upon Senior Securities.................................      20
Item 4. Submission of Matters to a Vote of Security Holders.............      21
Item 5. Other Information...............................................      21
Item 6. Exhibits and Reports on Form 8-K................................      21
SIGNATURES..............................................................      22

                      VESTIN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003

                                  (UNAUDITED)

                                     ASSETS

Cash                                                                $ 1,413,725
Accounts receivable                                                   6,850,602
Interest receivable                                                      45,875
Due from related parties                                              1,789,006
Notes receivable                                                        700,000
Note receivable - related party                                         117,964
Investments in real estate held for sale                              8,654,452
Investments in mortgage loans on real estate,
  net of allowance of $130,000                                        5,859,020
Other investments - related parties                                   2,100,000
Other assets                                                            650,771
Property and equipment, net                                             739,872
                                                                    -----------

      Total assets                                                  $28,921,287
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                               $ 3,503,608
Dividend payable                                                         75,650
Income taxes payable                                                    816,636
Lines of credit                                                       5,000,000
Notes payable - related party                                         3,427,554
Notes payable                                                         1,495,657
                                                                    -----------
      Total liabilities                                              14,319,105
                                                                    -----------

Commitments and contingencies                                                --

Stockholders' equity
  Preferred stock, $.0001 par value; 20 million shares
    authorized; 907,800 shares issued and outstanding                        91
  Common stock, $.0001 par value; 100 million shares
    authorized 5,328,340 shares issued and outstanding                      533
  Additional paid-in capital                                          9,170,960
  Retained earnings                                                   5,430,598
                                                                    -----------
      Total stockholders' equity                                     14,602,182
                                                                    -----------

      Total liabilities and stockholders' equity                    $28,921,287
                                                                    ===========

The accompanying notes are an integral part of this statement.

                 VESTIN GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                             (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                      MARCH 31,      MARCH 31,
                                                        2003           2002
                                                     -----------    -----------
REVENUES
  Loan placement and related fees                    $ 7,142,996    $ 4,607,598
  Interest income                                        183,862        178,778
  Other income                                           426,119        234,528
                                                     -----------    -----------
      Total revenues                                   7,752,977      5,020,904
                                                     -----------    -----------
EXPENSES
  Sales and marketing expenses                         4,202,789      1,534,487
  General and administrative expenses                  5,157,484      2,368,786
  Interest expenses                                       95,358        269,882
                                                     -----------    -----------
      Total expenses                                   9,455,631      4,173,155
                                                     -----------    -----------
      Income (loss) from continuing operations
        before provision (benefit) for
        income taxes                                  (1,702,654)       847,749

PROVISION (BENEFIT) FOR INCOME TAXES                    (578,902)       291,527
                                                     -----------    -----------

      NET INCOME (LOSS)                               (1,123,752)       556,222

PREFERRED STOCK DIVIDEND                                (226,950)      (234,450)
                                                     -----------    -----------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                $(1,350,702)   $   321,772
                                                     ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE - BASIC
    Net income (loss)                                $     (0.25)   $      0.06
                                                     ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
    Net income (loss)                                $     (0.25)   $      0.04
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                  5,327,718      5,521,444
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                                5,327,718      8,560,173
                                                     ===========    ===========

The accompanying notes are an integral part of this statement.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)


                                       PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                     -------------------   ----------------------     PAID-IN      RETAINED
                                      SHARES     AMOUNT       SHARES      AMOUNT      CAPITAL      EARNINGS         TOTAL
                                     --------   --------   -----------   --------   -----------   -----------    -----------
Balance at January 1, 2003            907,800   $     91     5,324,340   $    532   $ 8,922,885   $ 7,420,672    $16,344,180

Dividends paid on preferred stock          --         --            --         --            --      (226,950)      (226,950)

Dividends paid on common stock             --         --            --         --            --      (639,372)      (639,372)

Expenses related to the
  issuance of warrants                     --         --            --         --       232,076            --        232,076

Common stock options exercised             --         --         4,000          1        15,999            --         16,000

Net loss                                   --         --            --         --            --    (1,123,752)    (1,123,752)
                                     --------   --------   -----------   --------   -----------   -----------    -----------
BALANCE AT MARCH 31, 2003             907,800   $     91     5,328,340   $    533   $ 9,170,960   $ 5,430,598    $14,602,182
                                     ========   ========   ===========   ========   ===========   ===========    ===========

The accompanying notes are integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                -------------------------------
                                                                MARCH 31, 2003   MARCH 31, 2002
                                                                --------------   --------------
Cash flow from operating activities:
  Net income (loss)                                               $(1,123,752)     $   556,222
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in)
    operating activities:
      Depreciation                                                     40,866           23,700
      Stock based compensation                                        232,076          232,076
      Loss related to capital contribution to Fund I                1,600,000               --
      Provision for loan losses                                        50,000               --
      Changes in operating assets and liabilities:
        Accounts receivable                                        (1,626,936)          64,356
        Interest receivable                                            67,477               --
        Other assets                                                   20,028          (30,304)
        Due from related parties                                     (855,931)         156,884
        Accounts payable and accrued expenses                       1,534,229          308,440
        Income taxes payable                                         (578,902)          94,172
                                                                  -----------      -----------
          Net cash provided by (used in) operating activities        (640,845)       1,405,546
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (61,625)         (64,536)
  Cash advanced on notes receivable                                        --         (110,000)
  Principal payments received on notes receivable                          --          601,035
  Purchase of investment in real estate held for sale              (1,100,000)         (77,478)
  Purchase of investment in marketable securities                          --         (138,652)
  Purchases of other investments                                           --          (35,000)
  Proceeds from sale of investments in mortgage loans
    on real estate to Fund II                                       2,297,925               --
  Purchase of investments in mortgage loans on real estate           (394,170)      (5,724,035)
  Proceeds from sale of investments in mortgage loans
    on real estate                                                    539,745          770,476
                                                                  -----------      -----------

          Net cash provided by (used in) investing activities       1,281,875       (4,778,190)
                                                                  -----------      -----------

The accompanying notes are integral part of these statements.

                       VESTIN GROUP, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                                   (CONTINUED)

                                                                FOR THE THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2003   MARCH 31, 2002
                                                              --------------   --------------
Cash flows from financing activities:
  Advances on line of credit                                             --        5,000,000
  Payments on lines of credit                                    (2,000,000)              --
  Proceeds from notes payable                                     1,100,000
  Payments on notes payable                                              --         (950,000)
  Common stock options exercised                                     16,000               --
  Payment of dividend on preferred stock                           (226,950)        (234,450)
  Payment of dividend on common stock                              (639,372)              --
  Purchase of treasury stock                                             --         (487,273)
                                                                -----------      -----------

          Net cash provided by (used in)
            financing activities                                 (1,750,322)       3,328,277
                                                                -----------      -----------

          NET DECREASE IN CASH                                   (1,109,292)         (44,367)

CASH AT BEGINNING OF PERIOD                                       2,523,017        3,776,682
                                                                -----------      -----------

CASH AT END OF PERIOD                                           $ 1,413,725      $ 3,732,315
                                                                ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for federal income taxes                            $        --      $   285,091
                                                                ===========      ===========
  Cash paid for interest                                        $    95,358      $   269,882
                                                                ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared on preferred stock                         $    75,650      $    78,150
                                                                ===========      ===========
  Dividends declared on common stock                            $        --      $   550,065
                                                                ===========      ===========
  Notes payable assumed through foreclosure                     $   244,654      $        --
                                                                ===========      ===========
  Notes payable - related parties assumed through foreclosure   $   802,363      $        --
                                                                ===========      ===========
  Note payable related to capital contribution to Fund I        $   723,763      $        --
                                                                ===========      ===========
  In substance receipt of amounts due from Fund I related
    to capital contribution in Fund I                           $   876,237      $        --
                                                                ===========      ===========
  Investments in real estate held for sale acquired
    through foreclosure                                         $ 1,094,914      $        --
                                                                ===========      ===========
  Investment in real estate held for sale acquired for
    investments in mortgage loans on real estate                $   478,829      $        --
                                                                ===========      ===========

The accompanying notes are an integral part of these statements.

                               VESTIN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

Vestin Group, Inc. ("Vestin" or "the Company") conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary ("Vestin Mortgage"). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage's primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing two publicly held funds, Vestin Fund I, LLC ("Fund I") and Vestin Fund II, LLC ("Fund II"), and an entity owned by the Company's Chief Executive Officer, inVestin Nevada, Inc. (",inVestin") which invest in mortgage loans. Vestin Mortgage as manager of Fund I, Fund II and inVestin will be referred to as "Manager".

The interim consolidated financial statements present the balance sheet, statements of income, stockholders' equity and cash flows of Vestin Group, Inc. and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/A for the year ended December 31, 2002 of the Company.

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

Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year presentation.

NOTE 2 -- STOCK-BASED COMPENSATION

The Company has stock-based compensation plans covering the majority of its employees, a plan covering the Company's Board of Directors, and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The Company applies APB 25 in accounting for stock options issued to employees. Under APB 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

                                                         2003           2002
                                                     -----------    -----------
     Net income (loss), as reported                  $(1,123,752)   $   556,222
     Add: Stock-based employee compensation
       expense included in reported income (loss),
       net of related tax effects                             --             --
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based methods for all awards,
       net of related tax effects                       (324,845)      (475,183)
                                                     -----------    -----------
     Pro forma net income (loss)                     $(1,448,597)   $    81,039
                                                     ===========    ===========

     Net loss per common share
       Basic income (loss), as reported              $     (0.25)   $      0.06
                                                     ===========    ===========
       Basic income (loss) loss, pro forma           $     (0.31)   $     (0.03)
                                                     ===========    ===========

       Diluted income (loss), as reported            $     (0.25)   $      0.04
                                                     ===========    ===========
       Diluted income (loss), pro forma              $     (0.31)   $     (0.03)
                                                     ===========    ===========

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Notes receivable - In 2000, we loaned a junior officer approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is backed by a personal guaranty. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of December 31, 2002, the balance on this note was approximately $118,000.

Due from related parties approximating $1,789,000 as of March 31, 2003 are comprised of the following:

    Amounts due from Fund II totaling $1,723,301 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

    Amounts due from the Company's Chief Executive Officer or Companies wholly owned by him totaling $61,000 relate to various advances made. Such advances bear no interest and are repaid monthly.

Other  investments - related  parties  consists of the Company's  investments in
units  of  Fund  I  and  Fund  II  totaling   $1.0  million  and  $1.1  million,
respectively, as of March 31, 2003.

During the three months ended March 31, 2003, the Company incurred expenses of $245,761 for legal fees to Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP, a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

The Company's President and Tax Manager are equity owners in a L.L. Bradford & Company, LLC, Certified Public Accounting firm ("L.L. Bradford"). For the three months ended March 31, 2003, $37,500 was paid to L.L. Bradford for services provided to the Company. During the three months ended March 31, 2003, L.L. Bradford also assisted in the preparation of the Company's financial reports and provided bookkeeping services at no charge to the Company.

For the three month periods ended March 31, 2003 and 2002, the Company recorded revenues of approximately $27,000 and $33,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Managing Member, is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three month periods ended March 31, 2003 and 2002, Vestin Mortgage recorded management fees from Fund I of approximately $63,000 and $62,000, respectively.

For the three month periods ended March 31, 2003 and 2002, the Company recorded revenues of approximately $31,000 and $35,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage as the Managing Member is entitled to an annual management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended March 31, 2003 and 2002, Vestin Mortgage recorded management fees from Fund II approximating $209,000 and $103,000, respectively.

During the three month period ended March 31, 2003, the Company sold $478,829 and $2,297,925 in loans to Funds I and II, respectively pursuant to the terms of the Operating Agreements of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid by the Funds is no greater than the Company's cost.

During the three months ended March 31, 2003, the Company purchased real estate held for sale of $1.6 million from Vestin Fund I. No gain or loss was recorded on this sale.

The Company relies primarily on Fund I and Fund II as funding sources for mortgage loans originated. The Company placed approximately $55.4 million and $84.1 million in mortgage loans in the three month periods ended March 31, 2003, and 2002, respectively. Since the Funds are the Company's primary funding source, it is expected that the Funds will provide nearly all of the future disbursements as may be required by the borrowers.

During the three months ended March 31, 2003, the Company paid $253,250 to C5, LLC, a company wholly owned by the Company's Chief Executive Officer pursuant to an Aircraft Usage Agreement. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000).

NOTE 4 -- INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

Approximately $495,000 in loans were past due with respect to payment of interest at March 31, 2003. The Company has commenced foreclosure proceedings with respect to such loans. As of March 31, 2003, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company's management has established a reserve for inherent losses in the portfolio totaling $130,000 based on the Company's policies and procedures regarding the valuation of its investments in mortgage loans on real estate as a long-term investment.

Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

NOTE 5 -- INVESTMENTS IN REAL ESTATE HELD FOR SALE

At March 31, 2003, the Company had 10 properties totaling $8.7 million, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Note 6. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company's intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

                DESCRIPTION                       % OF OWNERSHIP      CARRYING VALUE
                -----------                       --------------      --------------
Raw land in Utah                                        100%            $ 3,824,402
Raw land in Las Vegas, Nevada                           100%                595,860
Raw land in Las Vegas, Nevada                           100%                593,840
72-unit condominium project in Las Vegas, Nevada         87%              1,094,914
Residence in Las Vegas, Nevada                          100%              2,375,429
Other                                                                       170,007
                                                                        -----------
Total                                                                   $ 8,654,452
                                                                        ===========

NOTE 6 -- LINES OF CREDIT

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of March 31, 2003, the balance on one line of credit totaled $5,000,000 which was payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.25% at March 31, 2003). The other line of credit totaling $2,000,000 has a floor interest rate of 7.5% and a balance of $0 at March 31, 2003. Both lines of credit expire in June 2003. The Company is in negotiations with these institutions to renew these agreements. These lines of credit are guaranteed by the Company's Chief Executive Officer and are secured by the deeds of trust on the property being advanced against. The Company complied with all covenants on these lines of credit as of March 31, 2003.

NOTE 7 -- NOTES PAYABLE

Notes payable totaling $1,495,657 as of March 31, 2003, consist of the following:

    Promissory notes totaling $151,003 to various parties related to foreclosed real estate properties (developed parcels of land). The notes are collateralized by the foreclosed real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on these notes.

    Promissory notes totaling $244,654 to various parties related to a foreclosed real estate property (apartment complex). The notes are collateralized by the foreclosed real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on these notes.

    Promissory note to a financial institution totaling $1,100,000 related to a residential real estate property the Company had purchased from Fund I. The note is collateralized by the property, at an interest rate of 1.5% over the prime interest rate (4.25% at March 31, 2003) payable in monthly interest installments and is due on February 1, 2004.

NOTE 8 -- NOTES PAYABLE - RELATED PARTY

Notes payable - related party totaling $3,427,554 as of March 31, 2003, consists of the following:

    Note payable to a company solely owned by the Company's Chief Executive Officer totaling $158,000 related to developed parcels of land. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Note payable to an entity controlled by the Company's Chief Executive Officer totaling $569,061 related to vacant land. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Note payable to entities controlled by the Company's Chief Executive Officer totaling $1,174,367 related to vacant land. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Notes  payable to  entities  controlled  by the  Company's  Chief  Executive
    Officer totaling $541,901 related to an apartment complex. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Notes payable to entities controlled by the Company's President totaling $260,462 related to an apartment complex. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

    Note payable to Fund I totaling $723,763 as further discussed in Note 10. The note is unsecured, bears interest at 6%, matures on September 30, 2003, and requires five equal monthly payments totaling $147,668 beginning on May 31, 2003.

NOTE 9 -- DIVIDENDS PAYABLE

In March 2003, the Company declared a cash dividend to preferred stockholders of approximately $0.08 per share that was paid in April 2003.

NOTE 10 -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common shareholders adjusted for dividends to preferred shareholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three months ended March 31, 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $226,950. For the three months ended March 31, 2003, options and warrants to purchase 2,841,672 shares of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 11 -- CAPITAL CONTRIBUTION TO VESTIN FUND I

The Company has elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. The Company will not receive any additional units in Fund I in consideration of the capital contribution. As a result, the capital contribution will increase the existing members' capital accounts in Fund I. The amount of the contribution was charged to current operating results during the three months ended March 31, 2003, as the Company will not receive additional units for the contribution.

NOTE 12 -- NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46 if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities' (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return. Implementation had no effect on results of operations for the first quarter of 2003. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

NOTE 13 -- LEGAL PROCEEDINGS

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

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its subsidiaries the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company's net income in any particular period.

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC), a Nevada limited liability company ("Fund I"), which was organized to invest in mortgage loans. In June 2001, Fund I completed a public offering of its units, raising an aggregate of $100 million. The Company has also organized Vestin Fund II, LLC ("Fund II"), a Nevada limited liability company which invests in mortgage loans. Fund II is currently conducting a public offering of its units pursuant to a registration statement which was declared effective on June 13, 2001. As of March 31, 2003, Fund II had raised approximately $350 million from the sale of units. Fund II intends to continue the offering of its units until the earlier of June 2004 or such time as it raises an aggregate of $500 million.

Vestin Capital serves as the lead broker dealer on the sale of units for Fund I and Fund II and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

Fund I and Fund II (collectively referred to as the "Funds") are the main funding sources for Vestin Mortgage's commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which they will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage is entitled to receive an annual management fee from each fund of up to 0.25% of the aggregate capital contributions to each fund. The Company may, in its sole discretion, waive its management fee. The Company earned management fees for the three months ended March 31, 2003, of $63,000 for Fund I and $209,000 for Fund II. As of March 31, 2003, the Company owns approximately 100,000 units in Fund I and 110,000 units in Fund II as consideration for expenses paid by the Company to unaffiliated third parties in connection with the offering of such units. The Company's ownership interest in Funds I and II represent approximately 1.0% and 0.3% of the outstanding amount of units, respectively, as of March 31, 2003.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three months ended March 31, 2003 and 2002. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUE

The Company reported total revenues of approximately $7.8 million for the three months ended March 31, 2003, an increase of 56% from approximately $5.0 million for the three months ended March 31, 2002. Approximately 92% of the Company's revenue for both periods was derived from its mortgage brokerage operations. The remaining revenue was principally generated by interest earned from investments in mortgage loans, distributions from its investments in Fund I and II, management fees earned from Fund I and Fund II, and interest earned from bank depository accounts. The increase in total revenues is primarily related to the following:

     o Although the total dollar amount of loans placed for the three months ended March 31, 2003 decreased by $28.7 million or 34% to $55.4 million from $84.1 million for the same period in 2002, the average loan placement fee percentage increased to 7.6% for the three months ended March 31, 2003 from 3.4% for the same period in 2002 resulting in an increase in loan placement revenue of $2.5 million for the three months ended March 31, 2003 compared to the same period in the prior year. The decrease in the amount of loans places is primarily related to economic conditions and a slowdown preceding and during the war in Iraq. The increase in placement fees is specific to one unique circumstance and is not indicative of a trend.
     o Revenues related to loan servicing increased by $0.6 million to $1.6 million for the three months ended March 31, 2003 compared to $1.0 million for the same period in 2002. The increase is primarily related to a corresponding increase in the size of the Company's loan servicing portfolio.
     o Extension fee revenues increased by $0.6 million to $1.1 million for the three months ended March 31, 2003 compared to $0.5 million for the same period in 2002.
     o Management fees earned from the Funds increased by $0.1 million to $0.3 million for the three months ended March 31, 2003 compared to $0.2 million for the same period in 2002 mainly due to the increase in the size of Fund II.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses were approximately $4.2 million and $1.5 million, or 54% and 30%, respectively, of the Company's total revenues for the three-month periods ended March 31, 2003 and 2002, respectively. The increase for the first quarter 2003 is primarily related to the following:

     o Commissions expense related to loans placed increased by $2.2 million to $2.3 million for the three months ended March 31, 2003 compared to $0.1 million for the same period in 2002 primarily due to commissions of 4% paid out on a $34.0 million loan placed during the three months ended March 31, 2003.
     o Advertising expenses increased by $0.3 million to $1.0 million for the three months ended March 31, 2003 compared to $0.7 million for the same period in 2002 due to the Company's continued marketing efforts to expand its operations.
     o Travel expenses increased by $0.2 million to $0.3 million for the three months ended March 31, 2003 compared to $0.1 million for the same period in 2002 mainly due to the Company's continued efforts to gain nationwide awareness through seminars and trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $5.2 million or 67% of total revenues for the first quarter of 2003, and $2.4 million or 48% of revenues for the first quarter of 2002, an increase of $2.8 million which is primarily related to the following:

     o The Company has elected to contribute capital of $1.6 million to Fund I as further discussed in Note 11 which resulted in a charge to current earnings totaling $1.6 million for the three months ended March 31, 2003. The Company made this capital contribution to restore member capital accounts in Fund I. These capital accounts had been diminished by certain over-distributions to members. The Company did not receive any new units in Fund I in consideration of this capital contribution. Fund I is an important funding source for mortgage loans placed by the Company; accordingly, management believe the capital contribution is in the best long-term interest of the Company.
     o Legal fees increased by $0.5 million to $0.6 million for the three months ended March 31, 2003 compared to $0.1 million for the same period in 2002 mainly due to pending litigation and certain complex loan placement arrangements.
     o Payroll expenses increased by $0.2 million to $1.3 million for the three months ended March 31, 2003 compared to $1.1 million for the same period in 2002 due to additional employees. As the Company grows, it may need to further increase the number of its employees.
     o Other general and administrative expense increases generally relate to the overall growth of the Company.

The Company anticipates that, as the Company's operations grow, general and administrative expenses should increase at a more moderate rate and should generally decrease as a percentage of total revenues. The Company believes that its current management infrastructure is largely sufficient to handle the increasing level of lending activity resulting from the growth in the Company's funding sources.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision (benefit) for income taxes generated a loss of $1.7 million in the three months ended March 31, 2003 as compared to income of $0.8 million in the same period for the previous year.

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

INVESTMENTS IN REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell, based on appraisals and knowledge of local market conditions.

INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

For the three months ended March 31, 2003, the cash flows used in operating activities of the Company approximated $0.6 million, compared to cash provided by operating activities of $1.4 million during the three months ended March 31, 2002. Cash provided by investing activities approximated $1.3 million during the three months ended March 31, 2003, compared to cash used in investing activities of $4.8 million during the same period of the prior year.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the three months ended March 31, 2003, the Company generated positive cash flow of $2.4 million from investing activities and believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at March 31, 2003, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

FUNDING SOURCES

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company had relied primarily upon individual investors for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which the Company now depends as its principal funding sources. Fund I raised $100 million in a public offering of its units which was completed in June 2001. Fund II is currently seeking to raise $500 million through a public offering of its units. As of March 31, 2003, Fund II had raised approximately $350 million through the sale of units. The Company's wholly owned subsidiary, Vestin Mortgage, is the manager of both Funds. In addition, the Company is currently contemplating a public offering of subordinated notes and the establishment of a new fund which would make mortgage loans and invest in real estate. These efforts, if successful, would further enhance the Company's access to funding sources.

The Company's ability to attract investors to acquire interests in mortgage loans, either directly or through the Funds or through other means, depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company's track record and the Company's reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans. These yields may prove more attractive in the near term if equity markets are perceived as being risky or volatile and if most fixed rate investments do not offer comparable yields.

Notwithstanding the high historical yields generated by its mortgage loans compared to conventional mortgage lenders, the Company believes its ability to attract investors may be impaired by the Company's small size and limited operating history. In addition, the mortgage loan investments offered by the Company are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company's ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company's ability to attract investors would suffer if the performance of Company-brokered mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available. The rate of return paid to members of Fund I has declined in recent months. If this decline continues or if a similar decline is experienced by members of Fund II, then the Company's ability to attract investors may be adversely affected, thereby reducing the funds available to invest in loans originated by the Company.

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of March 31, 2003, the balance on one line of credit totaled $5,000,000 which was payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.25% at March 31, 2003). The other lines of credit totaling $2,000,000 has a floor interest rate of 7.5% and a balance of $0 at March 31, 2003. Both lines of credit expire in June 2003. The Company is in negotiations with these institutions to renew these agreements. These lines of credit are guaranteed by the Company's Chief Executive Officer and are secured by the deeds of trust on the property being advanced against. The Company was in compliance with all covenants on these lines of credit as of March 31, 2003.

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

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by the Company and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, the Company's future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan to value ratios may be calculated using an "as-if developed" appraisal, the values of which can dramatically change.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, the Company's loan documents permit the Company to raise the interest rate it charges on extended loans anywhere from between 0.75% to 3% from the then-current rate on the loan. This creates three risks for the
Company:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as noted below, there have been no material changes in the legal proceedings reported by the Company in its Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

The Company, Vestin Mortgage and Del Mar Mortgage, Inc., ("Del Mar Mortgage"), a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the "Action"). On April 10, 2003, the United States District Court for the District of Nevada (the "Court") entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the Company, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and accordingly, the Court did not require the defendants to post a bond for the judgment. Del Mar Mortgage has indemnified the Company and Vestin Mortgage for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. If the stay of execution is lifted, Mr. Shustek has agreed to provide a bond in the amount of the judgment. In management's opinion after consultation with legal counsel, the judgment against the Company and Vestin Mortgage will be vacated and is not expected to have a material adverse effect on the operating results and financial condition of the Company. The defendants are appealing the ruling by the District Court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT                                                                     PAGE NUMBER/
     NUMBER                             DESCRIPTION                             FILING METHOD
     ------                             -----------                             -------------
       2.1          Agreement and Plan of Reorganization among the                    *
                    Company, Capsource, Inc. and Stephen J. Byrne,
                    dated as of April 9, 1999

       2.2          Asset Acquisition Agreement between the                           *
                    Company and Del Mar Holdings, Inc., dated
                    as of April 9, 1999

       2.3          Asset Acquisition Agreement between the                           *
                    Company and Del Mar Mortgage, Inc., dated
                    as of April 9. 1999

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

       3.1          Certificate of Incorporation                                     ***

       3.2          By-laws                                                          ***

      10.1          Employment Agreement between Del Mar Mortgage,                   ***
                    Inc. and Steve Byrne, dated November 3, 1998

      10.2          Transition Agreement between Del Mar Mortgage,                  ****
                    Inc. and Capsource, Inc., dated April 27, 1999
                    and First Amendment thereto

      10.3          Employment Agreement between Del Mar Mortgage                   ****
                    and Mike Whiteaker, dated May 3, 1999

      10.4          The 2000 Stock Option Plan of Sunderland                        ****
                    Corporation

      10.5          Employment Agreement between the Company and                    ****
                    Michael V. Shustek, dated December 1, 1999

      10.6          Employment Agreement between the Company and                   ******
                    Ira S. Levine, dated September 1, 2000

      10.7          Employment Agreement between the Company and                   *******
                    Lance K. Bradford, dated April 1, 2000

      10.8          Third Amended and Restated Operating Agreement                  *****
                    of DM Mortgage Investors, LLC, dated as of
                    November 2, 2000

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

*******   Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30,
          2001.

(b) Reports on Form 8-K

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and June 4, 2002, which report the following items:

(i) Item 4 -- Changes in Registrant's Certifying Accountant; and

(ii) Item 7 -- Exhibits.

Current Report on Form 8-K filed with the Commission on April 16, 2003, which report the following item:

(i) Item 5 - Other Events and Regulation FD Disclosure

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By: /s/ Lance K. Bradford
Lance K. Bradford, President
Date: May 15, 2003

By: /s/ John Alderfer
John Alderfer, Chief Financial Officer
Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

John Alderfer
---------------------------
John Alderfer
Chief Financial Officer
Vestin Group, Inc.