Form 10KSB/A
period 2002-12-31
VESTIN GROUP INC
filed 2003-06-03
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 000-24803

VESTIN GROUP, INC.
(Name of small business issuer in its charter)

Delaware	52-2102142

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2901 El Camino Avenue, Las Vegas, Nevada 89102

(Address of principal executive offices)

(702) 227-0965

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 Par Value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $31,904,304

As of April 30, 2003, there were approximately 5,328,000 shares of the issuer’s common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on April 30, 2003 was approximately $7.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report and other written reports and oral statements made from time to time by the Company may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “experts,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as the Company’s business strategy, future operating results, future sources of funding for mortgage loans brokered by the Company, future economic conditions and pending litigation involving the Company. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below.

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Vestin Group, Inc. (“Vestin Group”) is a holding company which conducts all of its operations through its wholly owned subsidiaries. Vestin Group together with its subsidiaries shall be hereinafter referred to as the “Company.” The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property.

Vestin Mortgage serves as the manager of Vestin Fund I, LLC (formerly DM Mortgage Investors, LLC; “Fund I”), a Nevada limited liability company which was organized to invest in mortgage loans. Fund I filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer and sell up to $100,000,000 of its units. In August 2000, the SEC declared the Form S-11 effective; by June 2001, Fund I had raised $100,000,000 from the sale of units. The Company is also the manager of Vestin Fund II, LLC (“Fund II”), a second Nevada limited liability company to invest in mortgage loans. Fund II filed a registration statement with the SEC with respect to the proposed issuance of up to $500,000,000 of its units which was declared effective in June 2001. As of April 30, 2003, Fund II had raised approximately $364,000,000 through the sale of its units. Fund I and Fund II are sometimes referred to collectively hereinafter as the “Funds.”

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

The Company

The Company is primarily engaged in the commercial mortgage brokerage business. The Company arranges loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, result in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, the Company focuses on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, the Company will typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.

Mortgage Brokerage Operations

The Company’s mortgage business involves processing loan applications as well as approving, funding, and servicing loans. In processing a loan application, the Company will determine whether a proposed loan satisfies the Company’s lending criteria by analyzing the purpose of the loan, the value of the underlying real estate, and the credit history and references of the borrower. In order to verify a prospective borrower’s equity in a property or project, the Company typically receives an independent appraisal from an appraiser licensed or qualified as an independent appraiser and who is certified by or holds designations from one or more of the following organizations: the Federal National Mortgage Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., or Class IV Savings and Loan Appraisers. Generally, these appraisals are completed within twelve months prior to funding of the loan and may have been previously performed for the borrower. The appraisals may be for the current fair market value of the property at the time the loan is funded. The appraisals also may be done on an estimated “as-if developed” or “as-if completed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan. As a result, “as-if developed” and “as-if completed” appraisals are inherently riskier than appraisals for the current fair market value of the property. In any event, appraisals are only estimates of value and cannot be relied on solely as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property.

Additionally, the Company will order and review a property title search and review the documentation provided to determine whether there exists sufficient evidence of the borrower’s right to the property or project. Generally, employees of the Company will physically inspect the property to enhance the Company’s knowledge with respect to the underlying property in an effort to ensure there is sufficient equity in the property to secure the financing. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

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

The general terms of a loan brokered by the Company typically include: (i) a one to seven year maturity date; (ii) regular interest payments; and (iii) a “balloon” payment of principal payable in full at the end of the term. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, such borrower’s ability to repay the loan may depend upon its ability to sell the property, obtain suitable refinancing, or otherwise raise capital.

The Company monitors the repayment of the loans through its loan accounting department which services the loans. Servicing agents in the loan accounting department receive loan payments from the borrowers, disburse corresponding payments to the applicable lenders and assist in collection efforts on past due loans. Additionally, the servicing agents review loan status reports and alert collection agents within the Company in the event a borrower has not made a payment on its loan within one day of such payment’s due date. Collection agents notify the delinquent borrower of its default and allow the borrower to respond in a timely fashion prior to engaging in foreclosure action. Should the Company be required to commence foreclosure action on property serving as collateral to a loan in default, the Company will simultaneously begin negotiations with potential purchasers of the foreclosed property. Neither the Company nor the Funds intend to hold foreclosed properties as investments.

Management of Fund I and Fund II

Vestin Mortgage is the manager of Fund I and Fund II, Nevada limited liability companies. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which the Funds will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage records an annual management fee up to 0.25% of the aggregate capital contributions to the Funds per annum. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2002, the Company recorded management fees of approximately $249,000 from Fund I and $586,000 from Fund II as compared to $131,000 from Fund I and $87,000 from Fund II for the same period in 2001. In connection with the organization of the Funds, the Company received approximately 100,000 Units in Fund I, or approximately 1% of its outstanding units, for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II, or approximately 0.3% of its outstanding units, for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II. Fund I and Fund II are widely held and no single person owns more than 5% of the units in either Fund.

The Operating Agreements for the Funds allow Vestin Mortgage to be indemnified for any action, claim or liability arising from any act or omission made in good faith and in the performance of its duties under the Operating Agreement.

Types of Loans Brokered

The Company primarily brokers loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property, residential and bridge loans. For more information on how the Company’s loans have been allocated historically among these categories, see the table below under Sources of Revenue. Set forth below is a discussion of the Company’s loan categories, including a broad estimate of the percentage range of the loans it brokers which may fall into each category.

     Raw And Unimproved Land Loans

Approximately 15 — 25% of the loans placed by the Company are loans made for the purchase or development of raw, unimproved land. Generally, the Company determines whether to broker these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. The Company will generally broker loans with a face value of up to 60% of the as-if developed appraised value of the property and we usually require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing.

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

     Construction Loans

Approximately 10-70% of the Company’s brokered loans are construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. Demand for construction loans fluctuates significantly from year to year. Such demand generally slows down during recessions or during periods of rising interest rates and increases during periods of economic stability. The Company will typically require material and labor lien releases by the borrower per completed phase of the project. The Company will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value. Loan to value ratios on some construction loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

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

     Residential Loans

A small percentage of the loans brokered by the Company are residential loans. Such loans facilitate the purchase or refinance of one to four family residential property provided the borrower uses one of the units on the property as such borrower’s principal residence. The Company will place loans for up to 75% of the appraised value of the property.

     Bridge Loans

Up to 15% of the Company’s brokered loans are bridge loans. Such loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. The Company will review the appraised value of the property and will generally arrange for loans of up to 75% of that value. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances.

Collateral

The types of collateral that will secure the loans brokered by the Company include a first deed of trust, a second deed of trust or a leasehold interest.

     First Deed of Trust

The majority of the loans placed by the Company are secured by a first deed of trust. Thus the applicable lender will have rights as a first mortgage lender of the collateralized property.

     Second Deed of Trust

Up to 10% of the loans placed by the Company may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.

     Leasehold Interest

Up to 20% of the loans brokered by the Company may be in loans where the collateral is an interest in a lease.

Sources of Revenue

The Company’s mortgage brokerage operations generate revenues through (i) loan placement fees on the loans it brokers; (ii) loan servicing fees; and (iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 93% and 94% of the Company’s revenues in 2002 and 2001, respectively.

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

The following chart sets forth a summary of the types of loans arranged by the Company for the years ended December 31, 2002 and 2001.

	Number Of	Aggregate	Loan Placement	Average
	Loans	Dollar Amount	Fees By Loan	Origination Fees
Loan Type	Originated	In Total	Type	As A % Of Loans

2002
Bridge and Residential Loans	15	$31,205,050	$1,217,496	3.90%
Construction and Acquisition and Development Loans	25	226,836,000	11,084,200	4.89%
Land Loans	12	34,271,500	1,047,450	3.06%
Commercial Loans	27	185,630,000	7,422,825	4.00%

	79	$477,942,550	$20,771,971	4.35%

2001
Bridge and Residential Loans	13	$87,868,600	$3,333,050	3.79%
Construction and Acquisition and Development Loans	21	99,353,000	4,392,617	4.42%
Land Loans	8	12,180,000	494,775	4.06%
Commercial Loans	12	44,493,270	1,773,082	3.98%

	54	$243,894,870	$9,993,524	4.10%

Investment in Mortgage Loans and Other Investments

The Company accesses funds for loans which it brokers primarily from the Fund I and Fund II. From time to time, the Company may co-invest in certain mortgage loans. The type and nature of such mortgage loans generally mirror the composition of loans placed through the Company’s mortgage brokerage operations. As of December 31, 2002, the Company held for investment approximately $9,100,000 of interests in mortgage loans. Interest income generated by such investments comprised less than 5% of the Company’s revenues for 2002 and 2001.

In the event of a default of one of the loans brokered by the Company, the Company will initiate foreclosure activity on the property securing the corresponding loan and, as a result, own such real estate. Simultaneously with the foreclosure actions, the Company anticipates entering into negotiations with potential purchasers of such property. Therefore, the Company does not intend to make any long-term investments in foreclosed properties, and plan to sell any properties it forecloses upon as soon as reasonably possible. The types of real estate which the Company may own as a result of foreclosure include raw and undeveloped land and commercial and residential properties. At December 31, 2002, the Company had ten properties totaling $5,980,509, which were acquired through foreclosure and recorded as investments in real estate held for sale. Such investments in real estate held for sale are recorded at the lower of cost or fair value, less costs to sell, based on appraisals and local market knowledge.

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

     Competition for Funding Sources

Historically, the main source of the Company’s funds had been individual investors interested in the investment opportunity offered by the Company. In 2002, the Funds were the main source of the Company’s funding. In seeking investors for the Funds, the Company competes with alternative investment vehicles as well as competing mortgage brokers. The attractiveness of the Company’s mortgage loans as compared with other investment opportunities depends upon the yields on loans placed by the Company, the safety of the underlying investment, the Company’s reputation, general economic conditions and real estate market conditions. The Company’s principal advantage in attracting investors is the high historical yields generated by loans brokered by the Company. However, the Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the Company is smaller than many of the full service financial firms which market alternative investment vehicles and has a more limited operating history.

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

The Company considers its direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. These competitors include, in the Nevada market, USA Capital and Aspen Mortgage, and, in the regional market, Bridge Capital and Owens Financial. Bridge Capital and Owens Financial will, from time to time, participate in loans funded by the Company. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. The Company’s principal competitors in its market niche as a non-conventional mortgage lender also include: Bank of America, Bank One, Wells Fargo, Residential Funding, First Security Bank, and United Bank of Texas. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company. Competition in the Company’s market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Government Approval and Regulation

The operations of Vestin Group are conducted through its wholly owned operating subsidiary, Vestin Mortgage. These operations are subject to regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Financial Institutions Division (the “Division”). Under applicable Nevada law, the Division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations. The Company’s mortgage brokerage operations in certain states are restricted because it is not licensed to act as a mortgage broker in such states. Where such restrictions exist, the Company generally works on a correspondent basis with a locally licensed mortgage broker, in which the Company arranges for such broker to fund or participate in the mortgage loans. In such an arrangement, the Company primarily serves as the loan originator and the correspondent broker serves as an additional funding source. If the Company retains a correspondent broker, fees will be shared on a pari passu basis predicated on the amount of funding provided by each broker. The Company intends to retain only properly licensed correspondent mortgage dealers who comply with applicable laws and are financially capable of fulfilling their obligations under the terms of the arrangement.

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

Because the Company’s business is regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict the Company’s ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by the Company, or otherwise adversely affect the business or prospects of the Company.

Employees

As of December 31, 2002, the Company employed 58 personnel, all of whom are full-time employees. Of these employees, 16 were employed to identify, arrange, and service loans and 42 performed general and administrative as well as information technology and marketing functions. The Company has entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. The Company’s office is approximately 15,000 square feet and houses the Company’s marketing, loan processing and administrative personnel. The annual rent is fixed at approximately $325,000 per year. The lease agreement governing this property expires on April 2006. Although its current offices are adequate for its current operations, the Company has entered into negotiations to lease a newer and larger facility, which may be ready for occupancy in 12-14 months. If the Company reaches an agreement to lease this new facility, it intends to sublease its current facility. If the Company is unable to sublease the facility, it may be liable for rent payments totaling approximately $240,000 on the approximately one-year remaining on the lease at the time the Company leaves its current facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in the following lawsuit incurred in the ordinary course of business.

The Company, Vestin Mortgage and Del Mar Mortgage, Inc., (“Del Mar Mortgage”), a company wholly owned by Michael Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc., et al. (the “Civil Action”). In the Civil Action, plaintiff alleged 18 claims for relief including intentional interference with contractual relations and prospective economic advantage, breach of contract, fraudulent inducement, economic duress, common law fraud and securities fraud, and sought rescission of various contracts entered into between plaintiffs and defendants, compensatory damages in excess of $10,000,000 and punitive damages, among other remedies. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) dismissed 17 of plaintiff’s claims, but entered a judgment on the remaining claim for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against Vestin Group, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and, accordingly, the Court did not require the defendants to post a bond for the judgment. Del Mar Mortgage has agreed to indemnify Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Civil Action. Mr. Shustek has guaranteed the indemnification. If the stay of execution is lifted, Mr. Shustek has agreed to provide a bond in the amount of the judgment. Although the ultimate outcome of the Civil Action is uncertain, after consultation with legal counsel, the Company believes that the judgment against Vestin Group and Vestin Mortgage will be vacated and will have no effect on its operating results and financial condition. The defendants are appealing the ruling by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  The Company’s Common Stock is traded on the Nasdaq National Market under the ticker symbol “VSTN”.

The table below lists the quarterly high and low sales prices for the Common Stock as reported by the Nasdaq for the four quarters in 2002 and 2001. As of April 30, 2003, the closing sale price for the Company’s Common Stock was $3.75 per share.

	Nasdaq

	US $High	US $Low

2002
Fourth Quarter	7.84	6.55
Third Quarter	9.20	6.11
Second Quarter	9.75	6.80
First Quarter	8.02	5.05
2001
Fourth Quarter	8.45	2.87
Third Quarter	3.32	1.35
Second Quarter	4.65	2.00
First Quarter	5.12	4.06

(b)  Holders

On April 30, 2003, there were approximately 857 stockholders of record of the Company’s Common Stock, which does not reflect the beneficial stockholders whose shares are held in nominee names.

(c)  Dividends

Any determination to pay dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. According to the Company’s Certificate of Designations, holders of the Company’s Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock, which may be paid in cash or in Common Stock and are not cumulative. The Company paid approximately $934,000 in dividends to Preferred Stock shareholders during 2002. During 2002 the Company declared dividends to holders of Common Stock as follows:

Month	Dividend Per
Declared	Common Share

March	$0.10
June	$0.02
August	$0.12
November	$0.12

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the financial condition and results of operations of the Company for the years ended December 31, 2002 and 2001. This information should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-KSB.

Critical Accounting Policies

     Revenue recognition

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company’s name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date. Sale or transfer of mortgage loans to affiliate parties is based on the carrying basis, which is the lower of cost or market value of such loans.

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

     Investments in real estate held for sale

Investments in real estate held for sale include real estate acquired through foreclosure and are carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

     Investments in mortgage loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current fair market value of the property at the time the loan is funded. The appraisals also may be done on an estimated “as-if developed” or “as-if completed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan. As a result, “as-if developed” and “as-if completed” appraisals are inherently riskier than appraisals for the current fair market value of the property. In any event, appraisals are only estimates of value and cannot be relied on solely as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property.

     Allowance for loan losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

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

Results of Operations

Comparison of Year Ended December 31, 2002 and Year Ended December 31, 2001

     Revenue

Historical Performance

During 2002 the Company’s total revenues increased $10.5 million to $31.9 million compared to $21.4 million for the same period in 2001. More than 90% of total revenues were generated by the Company’s mortgage brokerage operations for both years. Less than 5% of total revenue was generated by investments in mortgage loans. The Company generated $20.8 million of loan placement fees in 2002 as compared to $10.0 million in 2001. The increase in origination fees was due in large part to a $234 million increase in dollar volume of loans originated. Extension fee revenues also increased by $1.0 million, primarily due to the increase in the loan portfolio the Company serviced throughout 2002 as compared to 2001.

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

Direct Investment

As of December 31, 2002 and 2001, the Company had approximately $9,000,000 and $6,074,000 invested in mortgage loans, respectively. Revenues related to the Company’s investments in mortgage loans approximated $543,000 and $403,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 the Company also had $2,100,000 invested as capital contributions in Fund I and Fund II. The Company earns additional income from interest earned on monies in its bank deposits.

Geographical Expansion

Although the Company has historically focused its operations in certain Southwestern states, the Company anticipates expanding its mortgage lending operations throughout the United States. The Company has developed a significant degree of knowledge with respect to the real estate markets in the Southwestern states. Such knowledge is critical to the Company’s business as it enables the Company to process loan applications more quickly than many conventional lenders. The Company is able to rapidly process loan applications in large part because the Company’s underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company’s ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

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

     Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs and commissions. Sales and marketing expenses approximated $7.9 million and $7.6 million or 25% and 35% of the Company’s total revenues for the years ended December 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses in proportion to total revenues is primarily attributable to, among others, the following factors: (i) during 2001, the Company broadened the scope of its marketing efforts for awareness of the availability of the Funds as an investment. The Company has reduced these efforts, as the Funds have been successful in raising investor capital. Therefore advertising costs and public relations costs were decreased by $0.7 million during 2002 (ii) commissions expense increased by $0.7 million as a direct result of the increase in loan volume generated during 2002 (iii) The Company’s printing costs increased by $0.2 million primarily due to the preparation and printing of public filings.

     General and Administrative Expenses

General and administrative expenses include payroll and related expenses, professional fees, and general corporate expenses. General and administrative expenses of the Company were $17.5 million or 55% of the total revenues for the year ended December 31, 2002, as compared to $10.1 million or 47% for 2001. General corporate expenses remained fairly constant for 2002 as compared to 2001 with the exception of payroll expense which increased by $0.5 million due to the hiring of additional staff during 2002 to support the Company’s growth and an increase in legal fees of $0.7 million due primarily to the Company’s growth and increases in the legal work related to public filings and reports.

Losses on investments increased by $5.2 million for 2002 from 2001 primarily due to the Company’s write-off of $4.8 million related to the rights to a legal judgment it acquired from the Funds as described in more detail below. In addition, in 2002 the Company recorded a loss of $0.2 million related to the sale of the Company’s investment in Prepaid Advisors.com. These losses are included in general and administrative expenses in the accompanying Consolidated Statements of Income.

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights Golf Club (“Arroyo”) for $10,000,000. The loan was funded by the Funds and was guaranteed by three guarantors. Subsequently, Arroyo defaulted on the loan, and the Funds foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, the Funds determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. The Funds filed litigation to recover the shortfall from the individuals who had guaranteed the payment of the loan. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from the Funds on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to the Funds.

Vestin Mortgage assumed control of the litigation and filed a motion for summary judgment against the loan guarantors, which was denied by the Nevada State District Court on May 2, 2003. Trial on this matter is scheduled for July 30, 2003. Vestin Mortgage believes that it will prevail in the litigation against the guarantors and that at least one of the three guarantors has sufficient assets to satisfy a judgment of $4.8 million plus interest. However, because of the inherent risks associated with litigation and enforcement of judgments, the Company elected to provide a valuation allowance for the entire amount paid for the rights to receive the proceeds of the judgment and recorded the allowance as an expense in 2002. This write-off is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

Income Before Income Taxes

As a result of the foregoing factors, income from continuing operations before provision for income taxes approximated $6.0 million or 20% of the Company’s total revenues in 2002, an increase from $3.0 million or 15% of the Company’s total revenues in 2001.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors, as well as the Funds, who acquire interests in mortgage loans.

For the year ended December 31, 2002, the cash flows provided by operating activities of the Company approximated $7.6 million or 24% of the Company’s total revenue, compared to cash provided by in operating activities of $23,000 or less than 1% of total revenue for the same period in 2001. Cash used in investing activities approximated $5.5 million for the year ended December 31, 2002, compared to $3.1 million for the same period in 2001. During 2002 the Company received proceeds from the sale of real estate held for sale totaling $4.7 million which were reinvested into investments in mortgage loans on real estate. The Company also received payments on notes receivable totaling $1.1 million which were also reinvested into investments in mortgage loans on real estate.

The Company has historically relied upon cash flow from operations and the sale of securities to provide for its capital requirements. During the year ended December 31, 2002, the Company generated net income of $3.8 million and positive cash flow from operating activities of $7.6 million. The Company believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at December 31, 2002, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

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

However, in order to expand its business, the Company organized Fund I and Fund II upon which the Company has depended upon as its principal funding sources. Fund I completed a public offering of its units in June 2001. Fund II is currently seeking to raise $500,000,000 through a public offering of its units; as of April 30, 2002 Fund II had raised approximately $364 million through the sale of units. The Company’s wholly owned subsidiary, Vestin Mortgage, is the manager of both Funds. Additionally, the Company plans to organize additional funds which, if successful, would further enhance its access to funding sources.

The Company’s ability to continue to attract investors to acquire units in Fund II depends upon a number of factors, some of which are beyond the Company’s control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company’s track record and the Company’s reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans. These yields may prove more attractive in the near term if equity markets are perceived as risky or volatile and if most fixed rate investments do not offer comparable yields.

Notwithstanding the high historical yields generated by its mortgage loans, the Company believes its ability to attract investors to Fund II may be impaired by the Company’s small size and Fund II’s limited operating history. In addition, the units in Fund II and the mortgage loan interests acquired by Fund II are not federally insured as are certain bank deposits and are generally illiquid as compared to government or corporate bonds. Thus, the Company’s ability to generate high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company’s ability to attract investors would suffer if the performance of Company-arranged mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available.

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of December 31, 2002, the balance on these lines of credit totaled $7,000,000, which are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.25% at December 31, 2002). However, one of these lines of credit totaling $2,000,000 has an interest rate floor of 7.5%. These lines of credit are guaranteed by the Company’s Chief Executive Officer and are secured by the deeds of trust on the property being advanced against. Both lines of credit expire in June 2003. The Company intends to renew only the $2,000,000 line of credit after its expiration. The Company is in compliance with all the covenants on these lines of credit as of December 31, 2002.

The Company from time to time considers additional funding sources for its mortgage brokerage operations including new and/or expanded credit facilities and securitization arrangements. The Company has no current commitments in this regard, and there can be no assurance that the Company will be able to obtain any additional financing.

An intercreditor agreement provides the Company an additional funding source for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Fund I, and Fund II (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participated loan amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participated loan amount from the Investor for the outstanding balance plus accrued interest.

Commitments and Capital Requirements

The Company does not anticipate any material capital expenditures during the next 12 months. The Company is committed to pay Joe Namath’s management company $1,000,000 per year through 2005 for public relations services. In addition, the Company anticipates incurring significant marketing expenses related to the sale of Units of Fund II as well as the general promotion of Vestin and its services. The Company’s minimum obligation for office rent and equipment leases in 2003 is approximately $418,000. Fees generated by its mortgage brokerage activities should be sufficient to meet all of these capital requirements. Factors that could reduce cash flow from mortgage brokerage operations include a general slowdown of commercial real estate lending activity, a reduction in the amount of funds available to invest in mortgages and a significant level of defaults on outstanding loans. The current recession has not resulted in a significant slowdown in commercial lending activity in the markets serviced by the Company with the sole exception of Hawaii which has suffered a significant decline in tourism after September 11, 2001. However, a prolonged or deeper recession could adversely impact the market for commercial real estate loans. If the Company’s mortgage brokerage operations do not generate sufficient cash flow, the Company might be required to cut back the scope of its operations and the extent of its marketing and promotional efforts.

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

Related Party Transactions

The Company has entered into a number of transactions with its principal shareholder and other related parties. Such transactions fall into the following categories:

     Transactions with the Funds

The Company relies on the Funds as its primary funding source for its mortgage brokerage activities. The Company recognizes an annual management fee up to 0.25% of the aggregate capital contributions to the Funds per annum. The Company may, in its sole discretion, waive its management fee. For the year ended December 31, 2002, the Company recorded management fees of approximately $249,000 from Fund I and $586,000 from Fund II as compared to $131,000 from Fund I and $87,000 from Fund II for the same period in 2001. In connection with the organization of the Funds, the Company received approximately 100,000 Units in Fund I for expenses paid by the Company to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II.

During the year ended December 31, 2002, the Company sold $24.2 million in loans to the Funds pursuant to the terms of the Operating Agreement of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2002, the Company also purchased $23.3 million in loans from the Funds.

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo for $10,000,000. The loan was funded by the Funds and was guaranteed by three guarantors. Subsequently, Arroyo defaulted on the loan, and the Funds foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, the Funds determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. The Funds filed litigation to recover the shortfall from the individuals who had guaranteed the payment of the loan. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from the Funds on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortage did not recognize any gain or loss on the sale to the Funds.

Vestin Mortgage assumed control of the litigation and filed a motion for summary judgment against the loan guarantors, which was denied by the Nevada State District Court on May 2, 2003. Trial on this matter is scheduled for July 30, 2003. Vestin Mortgage believes that it will prevail in the litigation against the guarantors and that at least one of the three guarantors has sufficient assets of satisfy a judgment of $4.8 million plus interest. However, because of the inherent risks associated with litigation and enforcement of judgments, the Company elected to provide a valuation allowance for the entire amount paid for the rights to receive the proceeds of the judgment and recorded the allowance in 2002. This write-off is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

     Transactions with Officers and Directors and their Affiliates

In 2000, the Company loaned an employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliation with the California real estate loan fund. The loan is unsecured but is backed by a personal guaranty. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of March 31, 2003, the balance on this note was approximately $118,000.

The Company had an investment in the amount of $153,810 in a mortgage loan to Del Mar Mortgage, Inc. (“Del Mar Mortgage, Inc.), an entity which is 100% owned by the Company’s Chief Executive Officer (“CEO”). During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff, which was fully collected in January 2003. The Company has not made, and does not contemplate making, any investments in Del Mar Mortage.

The Company’s President and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). During 2002, $150,000 was paid to certain personnel of L.L. Bradford for services provided to the Company. Also, during 2002, L.L. Bradford assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company. The Company’s Audit Committee approved the engagement of L.L. Bradford.

During the years ended December 31, 2002 and 2001, the Company paid $509,283 and $54,200, respectively, for legal fees to Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP, a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly-owned by the Company’s Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term.

During 2002, the Company paid approximately $232,000 to a Company owned jointly by the Company’s Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

Factors Affecting the Company’s Operating Results

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

     Limited Experience in Certain Real Estate Markets

Currently, the Company brokers mortgage loans or works with mortgage brokers primarily in areas in which Vestin Mortgage has substantial experience such as Arizona, California, Nevada, Texas, and Hawaii. Depending on the market and on the Company’s performance, it plans to expand the Company’s operations throughout the United States. However, Vestin Mortgage has limited experience outside of certain Southwestern states. Real estate markets vary greatly from location to location. Vestin Mortgage’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions and may delay the loan approval process. This delay could have a material impact on the Company’s competitive advantage of providing fast loan approvals. Accordingly, Vestin Mortgage plans to utilize independent real estate advisors located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. No assurance can be given such advisors will provide effective assistance to the Company.

     Dependence on Key Personnel

The Company’s success depends upon the continued contributions of certain key personnel, including Michael V. Shustek, Stephen J. Byrne, Peggy S. May, and Lance K. Bradford. The loss of any key personnel may be difficult to overcome because of his/her extensive experience in his/her field, extensive market contacts and familiarity with the Company’s activities. If any of these key employees were to cease employment, the Company’s operating results could suffer. The Company’s future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company’s performance may suffer.

     Risks of Underwriting Standards and Procedures

The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by the Company and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, the Company’s future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan to value ratios on some construction and development loans may be calculated using an “As-if Completed” appraisal, the values of which can dramatically change.

Additionally, loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

     Risks of Interest Rate Changes

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

ITEM 7. FINANCIAL STATEMENTS

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of Vestin Group, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Ernst & Young LLP
Phoenix, Arizona
February 27, 2003

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS
Cash	$2,523,017
Accounts receivable, net of allowance of $160,995	5,234,469
Interest receivable	113,352
Due from related parties	1,803,112
Notes receivable	700,000
Notes receivable — related party	117,964
Investments in real estate held for sale	5,980,509
Investments in mortgage loans on real estate, net of allowance of $80,000	8,874,643
Other investments — related parties	2,100,000
Other assets	670,999
Property and equipment, net	719,113

Total assets	$28,837,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,969,379
Dividend payable	75,650
Income taxes payable	1,395,538
Line of credit	7,000,000
Notes payable — related party	1,901,428
Notes payable	151,003

Total liabilities	12,492,998

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 907,800 shares issued and outstanding	$91
Common stock, $.0001 par value; 100 million shares authorized 5,324,340 shares issued and outstanding	532
Additional paid-in capital	8,922,885
Retained earnings	7,420,672
Total stockholders’ equity	16,344,180

Total liabilities and stockholders’ equity	$28,837,178

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended

	December 31, 2002	December 31, 2001

Revenues
Loan placement and related fees	$30,607,054	$20,201,393
Interest income	626,657	605,763
Other income	670,593	634,482

Total revenues	31,904,304	21,441,638

EXPENSES
General and administrative expenses (2002 includes a $4,798,926 provision for loss — see Note M)	17,516,041	10,064,969
Sales and marketing expenses	7,896,687	7,577,806
Interest expenses	493,078	753,361

Total expenses	25,905,806	18,396,136

Income from continuing operations before provision for income taxes	5,998,498	3,045,502
Provision for income taxes	2,166,660	1,220,281

NET INCOME	3,831,838	1,825,221
Preferred stock dividends	933,800	75,731

Net income applicable to common shareholders	$2,898,038	$1,749,490

Earnings per common share — Basic	$0.54	$0.29

Earnings per common share — Diluted	$0.34	$0.26

Weighted average number of common shares outstanding — Basic	5,396,363	5,985,701

Weighted average number of common shares outstanding — Diluted	8,498,358	6,794,634

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2001	—	$—	6,989,270	$699	(2,400)	$(11,306)
Comprehensive income:
Net income			—	—	—	—
Net unrealized loss on investments available-for-sale, net of tax of $24,591	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—
Divestiture of L.L. Bradford and Company	—	—			(800,000)	(540,000)
Issuance of preferred stock	937,800	94	—	—	—	—
Declaration of dividend on preferred stock	—	—	—	—	—	—
Declaration of common stock stock dividend	—	—	—	—	—	—
Common stock issued for employee bonuses	—	—	—	—	30,000	44,442
Expenses related to issuance of warrants	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	(648,672)	(3,640,581)
Retirement of treasury stock	—	—	(1,421,072)	(142)	1,421,072	4,147,445

Balance at December 31, 2001	937,800	94	5,568,198	557	—	—
Comprehensive income:
Net income
Realization of loss on marketable securities

Total comprehensive income
Declaration of dividend on preferred stock	—	—	—	—	—	—
Declaration of dividend on common stock	—	—	—	—	—	—
Expenses related to issuance of warrants	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	(296,200)	(2,518,714)
Common stock options exercised	—	—	2,000	—	—	—
Warrants issued to purchase common stock for consulting services	—	—	—	—	—	—
Common stock issued from treasury for	—	—	—	—	1,000	6,120
employee bonus Treasury stock retired	—	—	(295,200)	(30)	295,200	2,512,594
Preferred stock converted into common stock	(30,000)	(3)	49,342	5

Balance at December 31, 2002	907,800	$91	5,324,340	$532	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive
	Capital	Earnings	Income	Total

Balance at January 1, 2001	$1,739,427	$7,347,117	$(115,790)	$8,960,147
Comprehensive income:
Net income	—	1,825,221	—	1,825,221
Net unrealized loss on investments available-for-sale, net of tax of $24,591	—	—	(47,733)	(47,733)

Total comprehensive income	—	1,825,221	(47,733)	1,777,488
Divestiture of L.L. Bradford and Company	—	—	—	(540,000)
Issuance of preferred stock	9,377,904	—	—	9,377,998
Declaration of dividend on preferred stock	—	(75,731)	—	(75,731)
Declaration of common stock stock dividend	—	(112,324)	—	(112,324)
Common stock issued for employee bonuses	49,758	—	—	94,200
Expenses related to issuance of warrants	928,992	—	—	928,992
Treasury stock acquired	—	—	—	(3,640,581)
Retirement of treasury stock	(4,147,303)	—	—	—

Balance at December 31, 2001	7,948,778	8,984,283	(163,523)	16,770,189
Comprehensive income:
Net income		3,831,838		3,831,838
Realization of loss on marketable securities			163,523	163,523

Total comprehensive income		3,831,838	163,523	3,995,361
Declaration of dividend on preferred stock	—	(933,800)	—	(933,800)
Declaration of dividend on common stock	—	(1,942,965)	—	(1,942,965)
Expenses related to issuance of warrants	928,302	—	—	928,302
Treasury stock acquired	—	—	—	(2,518,714)
Common stock options exercised	8,000	—	—	8,000
Warrants issued to purchase common stock for consulting services	37,807	—	—	37,807
Common stock issued from treasury for	—	—	—	6,120
employee bonus Treasury stock retired	—	(2,518,684)	—	(6,120)
Preferred stock converted into common stock	(2)			—

Balance at December 31, 2002	$8,922,885	$7,420,672	$—	$16,344,180

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended

	December 31, 2002	December 31, 2001

Cash flow from operating activities:
Net income	$3,831,838	$1,825,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,875	74,861
Stock based compensation	966,109	1,023,192
Net gain from sales of investment in real estate held for sale	(168,889)	—
Loss on investment in marketable securities	256,658	—
Loss on other investments	5,202,426	—
Provision for losses on investments in mortgage loans on real estate	80,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,859,079)	(1,469,985)
Interest receivable	(113,352)	—
Due from stockholder	—	(20,037)
Due from related parties	(1,074,346)	(220,116)
Notes receivable	—	(814,999)
Other assets	71,012	(271,422)
Accounts payable and accrued expenses	446,614	761,204
Due to related parties	—	(147,962)
Dividend payable	(112,324)	—
Income taxes payable	(67,705)	(716,769)

Net cash provided by operating activities	7,573,837	23,188

Cash flows from investing activities:
Purchase of property and equipment	(529,271)	(194,895)
Cash advanced on notes receivable	(144,500)	—
Principal payments received on notes receivable	1,071,999	153,000
Principal payments received on notes receivable — related party	132,999	—
Purchase of investment in real estate held for sale	(111,171)	(407,746)
Proceeds from sale of investment in real estate held for sale	4,717,000	83,500
Purchase of investment in marketable securities	(215,460)	(41,576)
Proceeds from sale of investment in marketable securities	151,087	—
Purchase of other investments	—	(1,161,262)
Purchase of investments in mortgage loans on real estate from the Funds	(23,273,124)	—
Proceeds from sale of investments in mortgage loans on real estate to the Funds	24,200,856	—
Purchase of investments in mortgage loans on real estates	(29,241,363)	(42,767,487)
Proceeds from sale of investments in mortgage loans on real estates	17,784,257	41,241,121

Net cash used in investing activities	(5,456,691)	(3,095,345)

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	2002	2001

Cash flows from financing activities:
Advances on line of credit	33,700,000	20,000,000
Payments on line of credit	(26,700,000)	(20,000,000)
Payments on notes payable	(5,058,982)	(3,402,412)
Proceeds from notes payable	—	7,600,000
Proceeds from sale of preferred stock	—	4,377,998
Proceeds from common stock options exercised	8,000	—
Payment of dividend on preferred stock	(858,150)	(75,731)
Payment of dividend on common stock	(1,942,965)	—
Purchase of treasury stock	(2,518,714)	(2,699,871)

Net cash provided by (used in) financing activities	(3,370,811)	5,799,984

NET CHANGE IN CASH	(1,253,665)	2,727,827
Cash at beginning of period	3,776,682	1,048,855

Cash at end of period	$2,523,017	$3,776,682

Supplemental cash flow information:
Cash paid for federal income taxes	$2,221,360	$2,167,342

Cash paid for interest	$495,935	$639,358

Noncash investing and financing activities:
Sale of real property in exchange for note receivable	$—	$812,500

Acquisition of real properties in exchange for notes payable	$—	$4,109,644

Exchange of mortgage loan for note receivable	$—	$940,710

Spin-off of L.L. Bradford and Company	$—	$572,147

Issuance of 500,000 shares of preferred stock in satisfaction of note payable	$—	$5,000,000

Retirement of treasury stock	$2,518,714	$4,147,445

Dividends declared on preferred stock	$75,650	$112,324

Exchange of note receivable for acquisition of treasury stock	$—	$940,710

Notes payable assumed through foreclosure	$2,714,181	$—

Investments in real estate held for sale acquired through foreclosure	$5,900,059	$—

Purchase of rights to receive proceeds related to loan guarantee in exchange for investments in mortgage loans on real estate	$4,798,926	$—

The accompanying notes are an integral part of these statements.

NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Vestin Group, Inc. (“Vestin Group” or the “Company”) was incorporated in the State of Delaware on June 2, 1998. The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing two publicly held funds, Vestin Fund I, LLC (“Fund I”) and Vestin Fund II, LLC (“Fund II”), which invest in mortgage loans. Vestin Mortgage as manager of Fund I and Fund II will be referred to as “Managing Member”.

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

REVENUE RECOGNITION

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company’s name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date. Sale or transfer of mortgage loans to affiliate parties is based on the carrying basis, which approximates fair value of such loans at the sale or transfer date.

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

INVESTMENTS IN REAL ESTATE HELD FOR SALE

Investments in real estate held for sale include real estate acquired through foreclosure and are carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

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

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2002	2001

Net income, as reported	$3,831,838	$1,825,221
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,900,730)	(1,427,117)

Pro forma net income	$1,931,108	$398,104

Net income per common share
Basic earnings per share, as reported	$0.54	$0.29

Diluted earnings per share, as reported	$0.34	$0.26

Basic earnings per share, pro forma	$0.18	$0.05

Diluted earnings per share, pro forma	$0.12	$0.05

As required, the pro forma disclosures above include options granted since February 26, 1998 (Inception). Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (SFAS No. 148”) was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46 if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity’s activities’ (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return. Implementation had no effect on results of operations for the first quarter of 2003. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

NOTE B — ACCOUNTS RECEIVABLE

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

NOTE C — NOTES RECEIVABLE

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

NOTE D — INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

At December 31, 2002, the Company’s investments in mortgage loans had maturity dates ranging from January 1999 through June 2006. The Company had approximately $712,000 in loans that were greater than 90 days past due on interest or past maturity at December 31, 2002. As of December 31, 2002, all other mortgage loans payments were current and performing according to their terms. Management has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and, therefore, believes that the allowance for loan losses of $80,000 as of December 31, 2002 is sufficient.

NOTE E — INVESTMENT IN REAL ESTATE HELD FOR SALE

At December 31, 2002, the Company had ten properties totaling $5,980,509, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Note H. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell. It is not the Company’s intent to invest in or own real estate.

NOTE F — PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2002:

Furniture and fixtures	$102,176
Computers and equipment	448,363
Real estate	293,774
Leasehold improvements	89,174

933,487
Less: Accumulated depreciation	(214,374)

Total property and equipment	$719,113

NOTE G — NOTES PAYABLE

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

NOTE H — NOTES PAYABLE — RELATED PARTY

Notes payable — related party totaling $1,901,428 as of December 31, 2002, consists of the following:

Note payable to a company solely owned by the Company’s Chief Executive Officer totaling $158,000 related to developed parcels of land. The note is collateralized by the real estate property. Since the Company acquired the properties through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

Note payable to an entity controlled by a company owned by the Company’s Chief Executive Officer totaling $569,061 related to vacant land. The note is collateralized by the real estate property. Since the Company acquired the property through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

Note payable to an entity controlled by a company owned by the Company’s Chief Executive Officer totaling $1,174,367 related to vacant land. The note is collateralized by the real estate property. Since the Company acquired the property through foreclosure, it is not required and does not intend to accrue or pay interest on this note.

NOTE I — LINES OF CREDIT

The Company maintains a total of $7,000,000 in revolving lines of credit with two financial institutions specifically for interim funding of mortgage loans placed. As of December 31, 2002, the balance on these lines of credit totaled $7,000,000, which are payable in monthly installments of interest only at the prime lending rate plus an additional rate ranging from 1.0% to 2.0% (prime lending rate of 4.25% at December 31, 2002). However, one of these lines of credit totaling $2,000,000 has an interest rate floor of 7.5%. These lines of credit are guaranteed by the Company’s Chief Executive Officer and are secured by the deeds of trust on the property being advanced against. Both lines of credit expire in June 2003. The Company intends to renew only the $2,000,000 line of credit after its expiration. The Company is in compliance with all the covenants on these lines of credit as of December 31, 2002.

NOTE J — CREDIT AGREEMENT

The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and other funds of the Company. The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts and other funds held at the institution at a rate of 1% and invest those funds in commercial paper (securities), which are generally one-day sweep accounts. The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution’s custody and control. The balance drawn down upon the credit agreement was $-0- at December 31, 2002.

NOTE K — TRUST ACCOUNTS

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

NOTE L — LOANS SERVICED FOR OTHERS

The Company services loans for others that were originated by the Company, which are not shown on the balance sheet. The face amount of these loans at December 31, 2002 approximated $678,439,707.

NOTE M — RELATED PARTY TRANSACTIONS

Notes receivable — related party consists of a note receivable of approximately $118,000 from an employee of the Company dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal and any accrued interest due as a lump sum at maturity. As of December 31, 2002, the balance on this note was approximately $118,000.

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

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights Golf Club (“Arroyo”) for $10,000,000. The loan was funded by Fund I and Fund II (together, the “Funds”) and was guaranteed by three guarantors. Subsequently, Arroyo defaulted on the loan, and the Funds foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, the Funds determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. The Funds filed litigation to recover the shortfall from the individuals who had guaranteed the payment of the loan. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from the Funds on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to the Funds.

Vestin Mortgage assumed control of the litigation and filed a motion for summary judgment against the loan guarantors, which was denied by the Nevada State District Court on May 2, 2003. Vestin Mortgage believes that it will prevail in the litigation against the guarantors and that at least one of the three guarantors has sufficient assets to satisfy a judgment of $4.8 million plus interest. However, because of the inherent risks associated with litigation and enforcement of judgments, the Company elected to provide a valuation allowance for the entire amount paid for the rights to receive the proceeds of the judgment and recorded the allowance as an expense in 2002. This write-off is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

Other investments — related parties consists of the Company’s investments in units of Fund I and Fund II totaling $1.0 million and $1.1 million, respectively, as of December 31, 2002.

During the years ended December 31, 2002 and 2001, the Company paid $509,283 and $54,200, respectively, for legal fees to Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP (“Berkley Gordon”), a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

The Company’s President and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). During 2002, $150,000 was paid to the certain personnel of L.L. Bradford for services provided to the Company. Also, During 2002, L.L. Bradford’s staff assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company.

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

During the year ended December 31, 2002, the Company sold $24.2 million in loans to the Funds pursuant to the terms of the

Operating Agreements of the Funds which permit the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2002, the Company also purchased $23.3 million in loans from the Funds.

In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly-owned by the Company’s Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term.

During 2002, the Company paid approximately $232,000 to a Company owned jointly by the Company’s Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

The Company had an investment in the amount of $153,810 in a mortgage loan to an entity which is 100% owned by the Company’s Chief Executive Officer (“CEO”). During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff which was fully collected in January 2003.

NOTE N — INCOME TAXES

The components of the provision (benefit) for income taxes are as follows at December 31:

	2002	2001

Current	$2,096,828	$1,475,246
Deferred	69,832	(254,965)

	$2,166,660	$1,220,281

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company’s deferred taxes as of December 31 are as follows:

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$27,448	$53,465
Unrealized loss on investments	—	84,240
Spokesperson stock warrants	315,623	315,623
Officer salaries	25,295	12,070
Allowance for loan losses	27,200	—

Net deferred tax assets	$395,566	$465,398

Deferred tax assets are included in other assets in the accompanying Consolidated Balance Sheet.

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2002	2001

Statutory tax provision	$2,039,490	$1,035,471
Non-deductible expenses	127,170	184,810

	$2,166,660	$1,220,281

NOTE O — EARNINGS PER COMMON SHARE

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

	For the year ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income:	$3,831,838
Less: Preferred stock dividends	(933,800)
Basic EPS:
Income available to common stockholders	2,898,038	5,396,363	$0.54

Effect of dilutive securities:
Options/warrants	—	3,101,995	—
Diluted EPS:

Income available to common stockholders plus assumed conversions	$2,898,038	8,498,358	$0.34

	For the year ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income:	$1,825,221
Less: Preferred stock dividends	(75,731)
Basic EPS:
Income available to common stockholders	1,749,490	5,985,701	$0.29

Effect of dilutive securities:
Options/warrants	—	808,933	—
Diluted EPS:

Income available to common stockholders plus assumed conversions	$1,749,490	6,794,634	$0.26

There were no securities considered antidilutive in the computation of diluted earnings per share.

NOTE P — EMPLOYEE BENEFIT PLAN

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

NOTE Q — STOCKHOLDERS’ EQUITY

PREFERRED STOCK

During fiscal year 2001, the Company issued 937,800 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $10.00 per share for a total of $9,378,000. This consisted of $4,378,000 in cash and $5,000,000 in exchange of a note payable. The holder of the Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors of the Company, out of any funds legally available therefore, dividends equal to ten percent (10%) of the original issue price prior and in preference to any declaration or payment of any dividends on the Company’s common stock; and convertible into the Company’s common stock, at the option of the holder thereof, at anytime after the date of issuance at a conversion price of $6.08 per share of common stock. The Preferred Stock is redeemable at the option of the Company at a redemption price of eleven dollars ($11.00) per share. On March 29, 2002, the Company amended the Preferred Stock agreement to allow the holders of the Preferred Stock to be entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the original issue price per annum and not more than 10% of the original issued price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock. Dividends on the Series A Preferred may be paid in cash or in Common Stock and shall not be cumulative.

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

STOCK OPTIONS AND WARRANTS ACTIVITY

The following table summarizes the Company’s employee and directors stock options and warrants activity:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2001	961,800	$4.00
Options and warrants granted	636,700	5.05
Options and warrants exercised	—	—
Options and warrants forfeited/expired	9,500	4.00

Balance, January 1, 2002	1,589,000	4.45
Options and warrants granted	1,140,000	7.02
Options and warrants exercised	—	—
Options and warrants forfeited/expired	15,000	6.24

Balance, December 31, 2002	2,714,000	$5.36

The following table summarizes information about options and warrants outstanding and exercisable for employees and directors at December 31, 2002 and 2001:

				Shares Underlying
Shares Underlying Options/Warrants Outstanding				Options/Warrants Exercisable

	Shares	Weighted		Shares
	Underlying	Average	Weighted	Underlying	Weighted
	Options/	Remaining	Average	Options/	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
PRICES	Outstanding	Life	Price	Exercisable	Price

$2.81	15,000	8.00 years	$2.81	10,000	$2.81
$4.00	967,300	7.83 years	$4.00	952,300	$4.00
$5.07	609,700	8.27 years	$5.07	604,700	$5.07
$7.02	1,137,000	9.92 years	$7.02	500,000	$7.02

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2002 and 2001, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during 2002 and 2001 was approximately $3.51 and $2.76 per option, respectively.

STOCK WARRANTS

Spokesperson Stock Warrants — In January 2001, the Company consummated a Consulting Agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of five years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement. Accordingly, the Company recorded consulting expenses of approximately $930,000 for the year ended December 31, 2002. The following tables summarize information about the Spokesperson Stock Warrants activity during the year ended December 31, 2002:

WEIGHTED
	NUMBER	AVERAGE
	OF	Exercise
	Warrants	Price

Balance, January 1, 2001	—	—
Warrants granted	1,200,000	$1.54
Warrants canceled	—	—
Warrants expired	—	—
Warrants exercised	—	—

Balance, December 31, 2001	1,200,000	$1.54
Warrants granted	—
Warrants canceled	—	—
Warrants expired	—	—
Warrants exercised	—	—

Balance, December 31, 2002	1,200,000	$1.54

The Company estimates the fair value of stock warrants granted to the Company’s national spokesperson by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2001 using specific grant dates; no dividend yield; expected volatility of 54.51%; risk free interest rates of 5.77%; and expected lives of 6 years for all non-employee stock warrants. Total consulting expenses under SFAS No. 123 relating to non-statutory stock options to be recognize over the consulting contract period of five years will approximate $4,650,000. Accordingly, the Company recorded consulting expenses of approximately $930,000 for the year ended December 31, 2001.

	Exercise Price
	Equals, Exceeds or
Number of	is Less than Market	Weighted		Weighted
Warrants Granted	Price of Stock	Average		Average
During 2002	on Grant Date	Exercise Price	Exercise Price	Fair Value

—	Equals	$—	$—	$—
400,000	Exceeds	4.60	4.60	2.81
800,000	Less than	0.01	0.01	4.62

1,200,000		$1.54		$4.00

Consultant Warrants — During 2002, the Company issued warrants to purchase 8,333 shares of common stock to consultants, and as a result, the Company recorded $37,807 in consulting expenses during 2002. The warrants have an exercise price $7.25 per share, weighted average fair value of $4.54 per share, vest immediately and have a term of 5 years. The fair value was estimated as of the measurement date using Black-Scholes option pricing model with the following assumptions: dividend yield of 0.25%, expected volatility of 89.52%, risk-free interest rate of 2.89% and expected holding period of one year.

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

During fiscal year 2002, the Company acquired 296,200 shares of treasury stock for a total value of $2,518,714 of which 1,000 shares were awarded to an employee as bonus totaling $6,120. The remaining 295,200 shares of treasury stock were retired as of December 31, 2002, which the excess of purchase price over the par value has been allocated to retained earnings.

NOTE R — EMPLOYMENT AGREEMENTS

The Company has employment agreements and arrangements with certain officers and key employees. The agreements generally continue for a period of three years or until terminated by the executive or the Company with cause. The agreements and arrangements provide the employees with a base salary and benefits, which approximates $1,591,000 annually. The agreements contain covenants against competition with the Company, which extend for a period of time after termination.

NOTE S — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE T — CONCENTRATIONS

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

The Company’s investments in mortgage loans on real estate will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE U — COMMITMENTS AND CONTINGENCIES

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

$1,184,035

In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly owned by the Company’s Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term. Future minimum payments required under this agreement for 2003 total $360,000.

NOTE V — EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR’S REPORT

The Company, Vestin Mortgage and Del Mar Mortgage, Inc., (“Del Mar Mortgage”), a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. (the “Action”). On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) dismissed 17 of the plaintiff’s claims, but entered a judgment on the remaining claim for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against Vestin Group, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and, accordingly, the Court did not require the defendants to post a bond for the judgment. Del Mar Mortgage has agreed to indemnify Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Civil Action. Mr. Shustek has guaranteed the indemnification. If the stay of execution is lifted, Mr. Shustek has agreed to provide a bond in the amount of the judgment. Although the ultimate outcome of the Civil Action is uncertain, after consultation with legal counsel, the Company believes that the judgment against Vestin Group and Vestin Mortgage will be vacated and will have no effect on the Company’s operating results and financial condition. The defendants are appealing the ruling by the District Court.

The Company is involved with certain other legal proceedings incidental to its business activities. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237, which resulted in a charge to current earnings totaling $1.6 million for the three months ended March 31, 2003. The Company made this capital contribution to restore member capital accounts in Fund I. The Company will not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution will increase the existing members’ capital accounts in Fund I. Fund I is an important funding source for mortgage loans placed by the Company; accordingly, management believes the capital contribution is in the Company’s best long-term interest.

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

     Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc. (“Foreclosures”), a company specializing in non-judicial foreclosures. Mr. Shustek, however, no longer has any interest or involvement with Foreclosures. The Company occasionally uses the services provided by Foreclosures in its operations. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. In 2000, Mr. Shustek co-authored a book, Trust Deed Investments, on the topic of private mortgage lending. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

     On March 26, 1999, Del Mar Mortgage, a company controlled by Mr. Shustek, entered into a stipulated court order (the “Order”) with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the “Division”) resolving a dispute regarding Del Mar Mortgage’s alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable Nevada law in its advertising solicitation of mortgage borrowers and in its making and servicing of mortgage loans. Vestin Group and Vestin Mortgage, as successors to the mortgage company business of Del Mar Mortgage, agreed to adhere to the terms of the Order. Del Mar Mortgage paid the Division an aggregate of $50,000 to cover the Division’s costs. The Order contained no findings of wrongful conduct by Del Mar Mortgage.

     Daniel B. Stubbs has been the Executive Vice President and Underwriting Administrator of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts in Communications Studies from the University of Nevada, in Las Vegas, Nevada. For the three years prior to January 2000, Mr. Stubbs was a title officer with United Title Company in Las Vegas, Nevada.

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

     Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Group since May 14, 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(2)	($)	(#)	($)	($)

Michael V. Shustek	2002	793,500	0	0	0	500,000	0	0
Chief Executive Officer	2001	852,000	20,529	0	0	500,000	0	0
of the Company	2000	884,500	40,000	0	0	500,000	0	0
Stephen J. Byrne	2002	361,100	14,175	0	0	100,000	0	0
Chief Executive Officer of	2001	332,908	22,406	0	0	0	0	0
Vestin Mortgage	2000	240,000	142,081	0	0	100,000	0	0
Lance K. Bradford	2002	302,160	0	0	0	200,000	0	0
President of the Company	2001	296,500	2,597	0	0	0	0	0
	2000	228,994	0	0	0	0	0	0
Peggy S. May	2002	176,100	62,009	0	0	63,334	0	0
President of Vestin	2001	132,667	29,000	0	0	35,000	0	0
Mortgage(1)	2000	118,800	13,500	0	0	10,000	0	0
Daniel Stubbs	2002	128,174	70,000	0	0	50,000	0	0
Executive Vice President	2001	90,000	49,395	0	0	10,000	0	0
of Vestin Mortgage	2000	75,000	20,027	0	0	5,000	0	0

(1)	The compensation for Ms. May includes compensation for services rendered to Vestin Mortgage and Vestin Capital, Inc. All of Ms. May’s 2002 and 2000 compensation was paid directly by Vestin Mortgage, and Vestin Mortgage and Vestin Capital each paid 50% of her compensation in 2001.

(2)	None of the Named Officers received other annual compensation exceeding the lesser of $50,000 or 10% of their salary and bonus for the relevant year.

     The following Option and Warrant/ SAR Grants Tables set forth the individual grants of stock options made in fiscal 2002 to Vestin Group’s Chief Executive Officers and the next most highly compensated executive officers named in the Summary Compensation Table above.

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

     Michael V. Shustek entered into an Employment Agreement with Vestin Group in December 1999 as its Chief Executive Officer. Pursuant to the agreement, Mr. Shustek is entitled to receive a minimum annual salary of $720,000 and such additional salary as the Board of Directors deems appropriate. Mr. Shustek is also entitled to receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement additionally provides that Mr. Shustek is to receive warrants to purchase up to 500,000 shares of Vestin Group’s common stock each year during the term of the agreement. The agreement terminates on November 30, 2002, but will continue for successive one year periods unless either Vestin Group or Mr. Shustek provides thirty days notice. In May 2002, Mr. Shustek voluntarily reduced his annual salary to $150,000 effective the fourth quarter of 2002. The Company currently anticipates that its Board of Directors will approve an increase of Mr. Shustek’s annual salary to approximately $850,000 by the end of 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership

     The following table indicates the beneficial ownership of Vestin Group’s voting securities by each person known by Vestin Group to be the beneficial owner of more than 5% of such securities, as well as the securities of Vestin Group beneficially owned by all officers and directors of Vestin Group as of March 1, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or that will become exercisable within 60 days of March 1, 2003, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

			Percentage of
			Common Stock
	Common Stock		Beneficially
Name	Beneficially Owned		Owned(1)(19)

Michael V. Shustek, Chairman and Chief Executive Officer of Vestin Group	4,664,199	(2)	68.3%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Stephen J. Byrne, Chief Operations Officer and Director of Vestin Group and Chief Executive Officer of Vestin Mortgage	132,900	(3)	2.5%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Ira S. Levine, Executive Vice President of Legal and Corporate Affairs and Corporate Secretary of Vestin Group	175,100	(4)	3.2%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Peggy S. May, President of Vestin Mortgage	89,875	(5)	1.7%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Lance K. Bradford, Director, President and Treasurer of Vestin Group and Chief Financial Officer, Treasurer, Secretary and Director of Vestin Mortgage	30,000		*
2901 El Camino Avenue
Las Vegas, Nevada 89102
Daniel Stubbs, Executive Vice President of Vestin Mortgage	17,660	(6)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102
John W. Alderfer, Chief Financial Officer of Vestin Group	0		*
2901 El Camino Avenue
Las Vegas, Nevada 89102
Stephen A. Schneider, Vice President of Vestin Mortgage	30,000	(7)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102
Michael J. Whiteaker, Vice President of Regulatory Affairs of Vestin Group	50,300	(8)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102
Robert J. Aalberts, Director of Vestin Group	16,700	(9)	*
2901 El Camino Avenue
Las Vegas, Nevada 8910
John E. Dawson, Esq., Director of Vestin Group	25,050	(10)(11)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102

			Percentage of
			Common Stock
	Common Stock		Beneficially
Name	Beneficially Owned		Owned(1)(19)

Robert L. Forbuss, Director of Vestin Group	15,000	(12)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102
Robert A. Groesbeck, Director of Vestin Group	15,000	(13)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102
James C. Walsh, Director of Vestin Group	1,200,000	(14)	18.4%
2901 El Camino Avenue
Las Vegas, Nevada 89102
Steven Ducharme, Director of Vestin Group	10,000	(15)	*
2901 El Camino Avenue
Las Vegas, Nevada 89102
Jan Jones, Director of Vestin Group	10,000	(16)	*
2901 El Camino Avenue
Bernard Greenblatt Trust U/A/D 7/15/96	373,355	(19)	6.6%
880 Buffwood Avenue
Las Vegas, Nevada 89123
The Redd 1996 Trust, William Si Redd, Trustee	834,704	(18)(19)	13.4%
2340 Camero Avenue
Las Vegas, Nevada 89123
All directors and executive officers as a group (16 persons)	6,481,784	(17)	76.3%

*	Less than 1%

(1)	Based upon 5,324,340 shares outstanding on March 1, 2003.

(2)	Includes warrants to purchase up to 1,500,000 shares of Common Stock.

(3)	Includes options to purchase up to 100,000 shares of Common Stock.

(4)	Includes options to purchase up to 150,000 shares of Common Stock.

(5)	Includes options to purchase up to 45,000 shares of Common Stock.

(6)	Includes options to purchase up to 15,000 shares of Common Stock.

(7)	Includes options to purchase up to 30,000 shares of Common Stock.

(8)	Includes options to purchase up to 50,000 shares of Common Stock.

(9)	Includes options to purchase up to 15,000 shares of Common Stock.

(10)	Includes options to purchase up to 15,000 shares of Common Stock.

(11)	Includes 1,850 shares of Common Stock owned by a family partnership indirectly controlled by Mr. Dawson.

(12)	Includes options to purchase up to 15,000 shares of Common Stock.

(13)	Includes options to purchase up to 15,000 shares of Common Stock.

(14)	Includes warrants to purchase up to 1.2 million shares of Common Stock granted to Planned Licensing, Inc. (“PLI”). Mr. Walsh is an officer of and has a majority equity interest in PLI. There is no other affiliation between PLI and the Company.

(15)	Includes options to purchase up to 10,000 shares of Common Stock.

(16)	Includes options to purchase up to 10,000 shares of Common Stock.

(17)	Includes warrants and options to purchase up to 3,170,000 shares of Common Stock.

(18)	Includes warrants to purchase 12,336 shares of Common Stock held by the Millennium 2001 Trust, which has common beneficiaries as the Redd 1996 Trust. The Redd 1996 Trust and the Millennium 2001 Trust are hereinafter referred to collectively as the “Redd 1996 Trust.”

(19)	The holders of the company’s preferred stock are entitled to convert their preferred shares into common shares at a ratio of $6.08 for one common share. If all of the preferred shareholders were to convert into common stock, the Redd 1996 Trust would own approximately 15.7 % of the total issued and outstanding shares and the Bernard Greenblatt Trust would own approximately 7.0%. In addition, the beneficial ownership of the following shareholders would be reduced as follows: Michael Shustek 58.1%, Stephen Byrne 2.0, Ira Levine 2.6%, Peggy May 1.4%, James C. Walsh 15.5%, and all directors and officers as a group 66.8%.

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

During the year ended December 31, 2002, the Company sold $24.2 million in loans to the Funds pursuant to the terms of the Operating Agreement of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2002, the Company also purchased $23.3 million in loans from the Funds.

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo for $10,000,000. The loan was funded by the Funds and was guaranteed by three guarantors. Subsequently, Arroyo defaulted on the loan, and the Funds foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, the Funds determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. The Funds filed litigation to recover the shortfall from the individuals who had guaranteed the payment of the loan. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from the Funds on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to the Funds.

Vestin Mortgage assumed control of the litigation and filed a motion for summary judgment against the loan guarantors, which was denied by the Nevada State District Court on May 2, 2003. Trial on this matter is scheduled for July 30, 2003. Vestin Mortgage believes that it will prevail in the litigation against the guarantors and that at least one of the three guarantors has sufficient assets of satisfy a judgment of $4.8 million plus interest. However, because of the inherent risks associated with litigation and enforcement of judgments, the Company elected to provide a valuation allowance for the entire amount paid for the rights to receive the proceeds of the judgment and recorded the allowance in 2002. This write-off is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

     Transactions with Officers and Directors and their Affiliates

In 2000, the Company loaned an employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliation with the California real estate loan fund. The loan is unsecured but is backed by a personal guaranty. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of March 31, 2003, the balance on this note was approximately $118,000.

The Company had an investment in the amount of $153,810 in a mortgage loan to Del Mar Mortgage, Inc. (“Del Mar Mortgage, Inc.), an entity which is 100% owned by the Company’s Chief Executive Officer (“CEO”). During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff, which was fully collected in January 2003. The Company has not made, and does not contemplate making, any investments in Del Mar Mortage.

The Company’s President and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). During 2002, $150,000 was paid to certain personnel of L.L. Bradford for services provided to the Company. Also, during 2002, L.L. Bradford assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company. The Company’s Audit Committee approved the engagement of L.L. Bradford.

During the years ended December 31, 2002 and 2001, the Company paid $509,283 and $54,200, respectively, for legal fees to Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP, a law firm in which the Executive Vice President of Legal and Corporate Affairs of the Company has an equity ownership interest.

In September 2002, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly-owned by the Company’s Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term.

During 2002, the Company paid approximately $232,000 to a Company owned jointly by the Company’s Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

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

(b)  Reports on Form 8-K.

Current Reports on Form 8-K filed with the Commission on April 25, 2002 and June 4, 2002, which report the following items:

     (i)  Item 4 — Changes in Registrant’s Certifying Accountant; and

     (ii)  Item 7 — Exhibits.

PART IV

ITEM 14. CONTROL AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this transition report on Form 10-KSB (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

/s/ John W. Alderfer

John W. Alderfer, Chief Financial Officer

Dated: June 2, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alderfer John W. Alderfer *Principal Financial Officer	Chief Financial Officer,	June 2, 2003

/s/ Michael V. Shustek Michael V. Shustek	Chairman of the Board, Chief Executive Officer and *Principal Executive Director Officer	June 2, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Alderfer, Chief Financial Officer of Vestin Group, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-KSB/A-1 (this “Form 10-KSB”) of Vestin Group, Inc.;

(2)	Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3)	Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the “Evaluation Date”); and

(c)	presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John W. Alderfer John W. Alderfer Chief Financial Officer

Dated: June 2, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael V. Shustek, Chief Executive Officer and Director of Vestin Group, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-KSB/A-1 (this “Form 10-KSB”) of Vestin Group, Inc.;

(2)	Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3)	Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the “Evaluation Date”); and

(c)	presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael V. Shustek Michael V. Shustek Chief Executive Officer and Director

Dated: June 2, 2003