Form 10QSB
period 2003-06-30
VESTIN GROUP INC
filed 2003-08-14
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2003

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

Yes [X]     No [  ]

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2003:

5,328,340 Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

VESTIN GROUP, INC. AND
SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS
Cash	$2,585,260
Accounts receivable	4,585,701
Interest receivable	11,515
Due from related parties	3,292,872
Notes receivable	400,000
Note receivable - related party	117,964
Investments in real estate held for sale	7,274,614
Investments in mortgage loans on real estate, net of allowance of $190,000	628,171
Other investments - related parties	2,101,449
Other assets	568,618
Property and equipment, net	731,858

Total assets	$22,298,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,242,383
Dividend payable	74,817
Income taxes payable	440,380
Notes payable – related party	3,287,138
Notes payable	1,474,654

Total liabilities	8,519,372

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 897,800 shares issued and outstanding	90
Common stock, $.0001 par value; 100 million shares authorized 5,328,340 shares issued and outstanding	532
Additional paid-in capital	9,303,036
Retained earnings	4,474,992

Total stockholders’ equity	13,778,650

Total liabilities and stockholders’ equity	$22,298,022

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues
Loan placement and related fees	$6,636,766	$8,740,203	$13,779,762	$13,347,801
Interest income	183,737	63,722	367,598	242,501
Other revenue	372,730	63,097	798,850	297,625

Total revenues	7,193,233	8,867,022	14,946,210	13,887,927

Expenses
Sales and marketing expenses	2,815,242	2,533,215	7,018,031	4,067,698
General and administrative expenses	3,376,849	2,908,906	6,934,332	5,277,695
Valuation loss on real estate held for sale	1,287,883	—	1,287,883	—
Bad debt expense	715,301	—	715,301	—
Capital Contribution to Vestin Fund I	—	—	1,600,000	—
Interest expenses	104,591	170,709	199,950	440,591

Total expenses	8,299,866	5,612,830	17,755,497	9,785,984
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,106,633)	3,254,192	(2,809,287)	4,101,943
Provision (benefit) for income taxes	(376,255)	1,106,425	(955,157)	1,394,661

NET INCOME (LOSS)	(730,378)	2,147,767	(1,854,130)	2,707,282
Preferred stock dividend	(225,228)	(234,450)	(452,178)	(468,900)

Net income (loss) applicable to common shareholders	$(955,606)	$1,913,317	$(2,306,308)	$2,238,382

Earnings (loss) per common share - Basic
Net income (loss)	$(0.18)	$0.35	$(0.43)	$0.41

Earnings (loss) per common share - Diluted
Net income (loss)	$(0.18)	$0.22	$(0.43)	$0.26

Weighted average number of common shares outstanding - Basic	5,328,340	5,444,883	5,328,031	5,482,952

Weighted average number of common shares outstanding - Diluted	5,328,340	8,738,727	5,328,031	8,662,066

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2003

(Unaudited)

	Preferred Stock		Common Stock		Additional
					Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2003	907,800	$91	5,324,340	$532	$8,922,885	$7,420,672	$16,344,180
Dividends paid on preferred stock	—	—	—	—	—	(452,178)	(452,178)
Dividends paid on common stock	—	—	—	—	—	(639,372)	(639,372)
Expenses related to the issuance of warrants	—	—	—	—	464,151	—	464,151
Common stock options exercised	—	—	4,000	—	15,999	—	15,999
Redemption of preferred stock	(10,000)	(1)			(99,999)		(100,000)
Net loss	—	—	—	—	—	(1,854,130)	(1,854,130)

Balance at June 30, 2003	897,800	$90	5,328,340	$532	$9,303,036	$4,474,992	$13,778,650

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2003	June 30, 2002

Cash flow from operating activities:
Net income (loss)	$(1,854,130)	$2,707,282
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	62,079	50,589
Stock based compensation	464,151	501,959
Net loss from sale of investment in real estate held for sale	—	198,111
Capital contribution to Fund I	1,600,000	—
Valuation allowance for real estate held for sale	1,287,883	—
Provision for loan losses	110,000	—
Changes in operating assets and liabilities:
Accounts receivable	278,041	139,098
Interest receivable	101,836	—
Other assets	102,381	(12,802)
Due from related parties	(2,052,708)	(100,077)
Accounts payable and accrued expenses	1,273,004	(122,573)
Dividend payable	(833)	—
Income taxes payable	(955,158)	549,648

Net cash provided by operating activities	416,546	3,911,235

Cash flows from investing activities:
Purchase of property and equipment	(74,824)	(111,544)
Cash advanced on notes receivable	—	(110,000)
Principal payments received on notes receivable	—	991,499
Net purchase of investment in marketable securities	—	(138,039)
Net sale of other investments	—	114,999
Purchase of other investments — related party	(1,449)	—
Purchase of investments in mortgage loans on real estate (net of sales)	—	(2,293,341)
Proceeds from investments in mortgage loans	8,058,939	—
Purchase of investment in real estate held for sale	(1,100,000)	(30,721)
Proceeds from sale of investment in mortgage loans on real estate	—	4,717,000

Net cash provided by investing activities	6,882,666	3,139,853

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)
(Continued)

	For the six months ended
	June 30, 2003	June 30, 2002

Cash flows from financing activities:
Payments on lines of credit	(7,000,000)	—
Proceeds from notes payable - related party	(140,415)	—
Payments on notes payable	—	4,397,232
Proceeds from notes payable	1,078,997	—
Common stock options exercised	15,999	—
Redemption of preferred stock	(100,000)	—
Payment of dividend on preferred stock	(452,178)	(468,900)
Payment of dividend on common stock	(639,372)	(550,062)
Purchase of treasury stock	—	(1,885,582)

Net cash used in financing activities	(7,236,969)	(7,301,776)

NET INCREASE (DECREASE) IN CASH	62,243	(250,688)
Cash at beginning of period	2,523,017	3,776,682

Cash at end of period	$2,585,260	$3,525,994

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$1,335,091

Cash paid for interest	$199,950	$325,883

Noncash investing and financing activities:
Dividends declared on preferred stock	$75,650	$78,150

Dividends declared on common stock	$—	$109,248

Notes payable assumed through foreclosure	$244,654	$158,000

Notes payable- related parties assumed through foreclosure	$802,363	$—

Note payable related to capital contribution to Fund I	$723,763	$—

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$876,237	$—

Investments in real estate held for sale acquired through foreclosure	$1,094,914	$1,321,600

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$478,829	$—

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

Vestin Group, Inc. (“Vestin” or “the Company”) conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing two publicly held funds, Vestin Fund I, LLC (“Fund I”) and Vestin Fund II, LLC (“Fund II”), and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin”) which invest in mortgage loans. Vestin Mortgage as manager of Fund I, Fund II and inVestin will be referred to as “Manager”.

The interim consolidated financial statements present the balance sheet, statements of income, stockholders’ equity and cash flows of Vestin Group, Inc. and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

NOTE 2 — STOCK-BASED COMPENSATION

The Company has stock-based compensation plans covering the majority of its employees, a plan covering the Company’s Board of Directors, and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The Company applies APB 25 in accounting for stock options issued to employees. Under APB 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS

123”), which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the six months ended
	June 30,	June 30
	2003	2002

Net income (loss), as reported	$(1,854,130)	$2,707,282
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	464,151	501,959
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,181,661)	(610,128)

Pro forma net income (loss)	$(2,571,640)	$2,599,113

Net income (loss) per common share
Basic income (loss), as reported	$(0.43)	$0.41

Basic income (loss), pro forma	$(0.57)	$0.39

Diluted income (loss), as reported	$(0.43)	$0.26

Diluted income (loss), pro forma	$(0.57)	$0.25

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has determined that it will not adopt SFAS No. 123 to account for employee stock options using the fair value method.

NOTE 3 — RELATED PARTY TRANSACTIONS

Notes receivable – In 2000, we loaned a junior officer approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is backed by a personal guaranty. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of June 30, 2003, the balance on this note was approximately $118,000.

Due from related parties approximating $3,292,872 as of June 30, 2003 are comprised of the following:

Amounts due from Fund I totaling $56,421 relate to management fees, earnings on units in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Fund II totaling $2,735,713 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Amounts due from the Company’s Chief Executive Officer or Companies wholly owned by him totaling approximately $365,831 relate to various advances made, primarily related to litigation expenses. Such advances bear no interest and are due on demand.

Amounts due from RE Investments III LLC, a related entity, totaling $134,907 relate to expenses paid on behalf of the entity for which the Company expects to receive payment.

Other investments – related parties consists of the Company’s investments in units of Fund I and Fund II totaling $1.0 million and $1.1 million, respectively, as of June 30, 2003.

During the three and six months ended June 30, 2003, the Company incurred expenses of $283,102 and $528,863, respectively, for legal fees to Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP, and Levine, Garfinkel & Katz, LLP, law firms in which the Executive Vice President of Legal and Corporate Affairs of the Company has or had an equity ownership interest.

The Company’s President and Tax Manager are equity owners in a L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the three and six months ended June 30, 2003, $54,955 and $92,455, respectively, was paid to L.L. Bradford for services provided to the Company. During the three and six months ended June 30, 2003, L.L. Bradford also assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company.

For the three-month periods ended June 30, 2003 and 2002, the Company recorded revenues of approximately $25,000 and $31,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. For the six month periods ended June 30, 2003 and 2002, the Company recorded revenues of approximately $52,000 and $64,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Manager is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three month periods ended June 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund I of approximately $64,000 and $63,000, respectively. During the six month periods ended June 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund I of approximately $126,000 and $124,000, respectively.

For the three month periods ended June 30, 2003 and 2002, the Company recorded revenues of approximately $28,000 and $34,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. For the six month periods ended June 30, 2003 and 2002, the Company recorded revenues of approximately $69,000 and $69,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage as the Manager is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended June 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund II approximating $234,000 and $134,000, respectively. During the six month periods ended June 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund II approximating $443,000 and $237,000, respectively.

During the three month periods ended June 30, 2003, the Company sold $7.0 million in loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid by the Funds is no greater than the Company’s cost. For the six months ended June 30, 2003, the Company sold approximately $479,000 and $9.3 million in loans to Fund I and Fund II respectively. During the three month period ended June 30, 2003, the Company purchased $2.0 million in loans from Fund II. For the six month period ended June 30, 2003, the Company purchased approximately $479,000 and $2.0 million in loans from Fund I and Fund II, respectively.

During the six months ended June 30, 2003, the Company purchased real estate held for sale of $1.6 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.

The Company relies primarily on Fund I and Fund II as funding sources for mortgage loans brokered. The Company placed approximately $97.1 million and $151.1 million in mortgage loans in the three month periods ended June 30, 2003, and 2002, respectively. The Company placed approximately $152.6 million and $235.2 million in mortgage loans in the six-month periods ended June 30, 2003, and 2002, respectively. These loans were primarily funded by Fund I and Fund II.

During the three and six months ended June 30, 2003, the Company paid $388,250 and $641,500, respectively, to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000).

NOTE 4 — INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

As of June 30, 2003, all outstanding mortgage loans were current and performing according to their terms. No outstanding mortgage loans were past due with respect to payment of interest at June 30, 2003. See Note 5 for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Due to economic uncertainties and historical loss experience, the Company’s management has established a reserve for inherent losses in the portfolio totaling $190,000 based on the Company’s policies and procedures regarding the valuation of its investments in mortgage loans on real estate as a long-term investment.

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

NOTE 5 — INVESTMENTS IN REAL ESTATE HELD FOR SALE

At June 30, 2003, the Company had various properties with a carrying value totaling $7.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Note 7. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

		Adjusted

Description	% of ownership	Carrying value

Raw land in Utah	100%	$3,000,000
Raw land in Las Vegas, Nevada	100%	595,860
Raw land in Las Vegas, Nevada	100%	593,840
72-unit condominium project in Las Vegas, Nevada	83%	1,084,914
Residence in Las Vegas, Nevada	100%	2,000,000

Total		$7,274,614

NOTE 6 — LINES OF CREDIT

The Company maintained two revolving lines of credit totaling $5.0 million and $2.0 million with two financial institutions specifically for interim funding of mortgage loans placed. Both lines of credit expired in June 2003. As of June 30, 2003, both lines had been paid in full upon maturity. The Company plans to negotiate the renewal of the $2.0 million line of credit within the next three months, but has informed the lender that it does not wish to renew the $5.0 million line of credit. These lines of credit were guaranteed by the Company’s Chief Executive Officer and were secured by the deeds of trust on the property being advanced against. The Company was in compliance with all covenants on these lines of credit through maturity.

NOTE 7 — NOTES PAYABLE

Notes payable totaling $1,474,654 as of June 30, 2003, consist of the following:

Promissory notes totaling $374,654 to various parties related to foreclosed real estate properties. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on these notes.

Promissory note to a financial institution totaling $1,100,000 related to a residential real estate property the Company had purchased from Fund I. The note is collateralized by the property, at an interest rate of 1.5% over the prime interest rate (4.25% at June 30, 2003) payable in monthly interest installments and is due on February 1, 2004.

NOTE 8 — NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaling $3,287,138 as of June 30, 2003, consists of the following:

Note payable to a company solely owned by the Company’s Chief Executive Officer totaling $158,000 related to developed parcels of land. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Note payable to an entity controlled by the Company’s Chief Executive Officer totaling $569,061 related to vacant land. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Note payable to entities controlled by the Company’s Chief Executive Officer totaling $1,174,367 related to vacant land. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Notes payable to entities controlled by the Company’s Chief Executive Officer totaling $541,901 related to an apartment complex. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Notes payable to entities controlled by the Company’s President totaling $260,462 related to an apartment complex. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Note payable to Fund I totaling $583,347 as further discussed in Note 11. The original value of the note was $723,763 and is unsecured, bears interest at 6%, matures on September 30, 2003, and requires five equal monthly payments totaling $147,668 which began on May 31, 2003. The Company made the payment due June 30, 2003 on July 1, 2003.

NOTE 9 — DIVIDENDS PAYABLE

In June 2003, the Company declared a cash dividend to preferred stockholders of approximately $0.08 per share that was paid in July 2003.

NOTE 10 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common shareholders adjusted for dividends to preferred shareholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three and six months ended June 30, 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $225,228 and $452,178, respectively. For the three and six months ended June 30, 2003, options and warrants to purchase 2,487,467 and 2,277,967 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 11 — CAPITAL CONTRIBUTION TO VESTIN FUND I

The Company elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. The Company did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I to approximately $10 per unit. The amount of the contribution was charged to current operating results during the six months ended June 30, 2003, as the Company did not receive additional units for the contribution.

NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 — LEGAL PROCEEDINGS

The Company, Vestin Mortgage and Del Mar Mortgage, Inc., (“Del Mar Mortgage”), a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the “Action”). On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the Company, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and accordingly, the Court did not require the defendants to post a bond for the judgment. The hearing was held on August 6, 2003, at which time the Court Denied the motion for reconsideration and held that the Defendants are jointly and severably liable for the judgment plus interest as well as attorney’s fee in the amount of $660,000. Del Mar Mortgage has agreed to indemnify the Company and Vestin Mortgage for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. Mr. Shustek has agreed to provide a bond in the amount of the judgment. The defendants intend to appeal the ruling to the United States Ninth Circuit Court of Appeals.

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its subsidiaries the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

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

Vestin Mortgage serves as the manager of Vestin Fund I, LLC, a Nevada limited liability company (“Fund I”), which was organized to invest in mortgage loans. In June 2001, Fund I completed a public offering of its units, raising an aggregate of $100 million. The Company is also the manager of Vestin Fund II, LLC (“Fund II”), a Nevada limited liability company which invests in mortgage loans. Fund II is currently conducting a public offering of its units pursuant to a registration statement which was declared effective on June 13, 2001. As of June 30, 2003, Fund II had raised approximately $398 million from the sale of units. Fund II was closed to new investors on July 31, 2003; however, it may continue to sell units to existing members until June 2004 or until $500 million units have been sold.

Vestin Capital serves as the lead broker dealer on the sale of units for Fund I and Fund II and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

Fund I and Fund II (collectively referred to as the “Funds”) are the main funding sources for Vestin Mortgage’s commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which they will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage is entitled to receive a monthly management fee from each fund of up to 0.25% of the aggregate capital contributions to each fund. The Company may, in its sole discretion, waive its management fee. The Company earned management fees for the three months ended June 30, 2003, of approximately $64,000 for Fund I and $234,000 for Fund II. For the six months ended June 30, 2003, the Company earned management fees, of approximately $126,000 for Fund I and $443,000 for Fund II. As of June 30, 2003, the Company owns approximately 100,000 units in Fund I and 110,000 units in Fund II as consideration for expenses paid by the Company to unaffiliated third parties in connection with the offering of such units. The Company’s ownership interest in Funds I and II represent approximately 1.1% and 0.3% of the outstanding amount of units, respectively, as of June 30, 2003.

The Company is continuing to pursue the development of additional funding sources, including, without limitation, the formation of new investment vehicles. The Company may also seek to expand its funding capacity through the sale of securities.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three and six months ended June 30, 2003 and 2002. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

The Company reported total revenues of approximately $7.2 million for the three months ended June 30, 2003, a decrease of $1.7 million or 18.9% from approximately $8.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, the Company reported total revenues of approximately $14.9 million and $13.9 million, an increase of $1.0 million or 7.6%.

For the three months ended June 30, 2003 and 2002, loan placement and related fees were $6.6 million compared to $8.7 million, a decrease of $2.1 million or 24.1%. The loan placement and related fees revenues are approximately 92.3% and 98.6%, respectively, of the Company’s revenue for the three months ended June 30, 2003 and 2002. The total dollar amount of loans placed for the three months ended June 30, 2003 decreased by $54.0 million or 35.7% to $97.1 million from $151.1 million for the same period in 2002. The majority of these revenues are derived from loan origination fees which averaged 4.2% for the second quarter of 2003 compared to 4.5% for the same quarter in the prior year. While the loan placement fees decreased due to lower loan demand, the extension fees increased from $0.8 million for the quarter ended June 30, 2002 to $1.4 million for the same quarter in 2003, an increase of $0.6 million or 86.7% as existing loans extended under their existing terms. The decrease in the amount of loans placed is primarily related to an increase in non-performing assets held by Fund I and Fund II, general economic conditions and a slowdown preceding and during the war in Iraq. The increase in non-performing assets held by Funds I and II has diminished the monies such Funds have available to invest in new mortgage loans. Both Funds are seeking to enhance their liquidity by foreclosing upon and selling as quickly as practicable the real estate which secures non-performing loans. However, this process takes time and the monies tied up on non-performing assets may be unavailable for new mortgage loans for many months.

For the six months ended June 30 2003, and 2002, loan placement and related fees were $13.8 million and $13.3 million, an increase of $0.5 million or 3.2%. These fees are approximately 92.2% and 96.1%, respectively, of the Company’s revenue for these periods. The total dollar amount of loans placed for the six months ended June 30, 2003 decreased by $82.6 million or 35.1% to $152.6 million from $235.2 million for the same period in 2002. Loan origination fees averaged 5.7% for the six months ended June 30, 2003 compared to 4.3% for the same period in the prior year. While the loan placement fees decreased due to lower loan demand, the extension fees increased from $1.3 million for the six months ended June 30, 2002 to $2.5 million for the same quarter in 2003, an increase of $1.2 million or 95.9% as existing loans made during the second quarter of last year extended under their existing terms. The decrease in the amount of loans placed is primarily related to an increase in non-performing assets held by Fund I and Fund II, general economic conditions and a slowdown preceding and during the war in Iraq.

For the three months ended June 30, 2003, interest income was approximately $184,000 compared to approximately $64,000 for the comparable period in 2002, an increase of $120,000 or 188.4%. For the six months ended June 30, 2003, approximately $368,000 was earned compared to $243,000 in 2002, an increase of $125,000 or 51.6%. The increases are primarily due to recovery of interest income related to a non-performing loan of approximately $75,000.

Other revenue increased to approximately $373,000 for the three months ended June 30, 2003 compared to approximately $63,000 for the three months ended June 30, 2002, an increase of $310,000 or 490.7%. Year to date through June 30, 2003, other revenue was approximately $799,000 compared to $298,000 in 2002, an increase of $501,000 or 168.4%. These increases are primarily from an increase in management fees earned from the increased investment in the Funds.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses were approximately $2.8 million and $2.5 million, or 39.1% and 28.6%, respectively, of the Company’s total revenues for the three-month periods ended June 30, 2003 and 2002, respectively. These increases are primarily related to the following:

•	Travel expenses increased by approximately $356,000 to $424,000 for the three months ended June 30, 2003 compared to $0.1 million for the same period in 2002 mainly due to the Company’s continued efforts to gain nationwide awareness through seminars and trade shows.

•	Advertising and printing costs increased by approximately $325,000 to $1.1 million compared to $0.8 million for the three months ended June 30, 2003 and 2002, respectively. This increase primarily relates to additional costs related to filings with the Securities and Exchange Commission.

•	Public relations decreased by approximately $283,000 to $65,000 compared to $348,000 for the three months ended June 30, 2003 and 2002, respectively.

Sales and marketing expenses were approximately $7.0 million and $4.1 million, or 47.0% and 29.3%, respectively, of the Company’s total revenues for the six-month periods ended June 30, 2003 and 2002, respectively. These increases are primarily related to the following:

•	Commissions expense related to loans placed increased by $2.5 million to $3.2 million for the six months ended June 30, 2003 compared to $0.7 million for the same period in 2002 primarily due to commissions of 4.0% paid out on a $34.0 million loan and 3.5% paid out an a $14.7 million loan placed during the six months ended June 30, 2003.

•	Advertising expenses increased by $0.5 million to $1.9 million for the six months ended June 30, 2003 compared to $1.4 million for the same period in 2002 due to the Company’s continued marketing efforts to expand its operations.

•	Travel expenses increased by $0.6 million to $0.7 million for the six months ended June 30, 2003 compared to $0.1 million for the same period in 2002 mainly due to the Company’s continued efforts to gain nationwide awareness through seminars and trade shows.

General and Administrative Expenses

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $3.4 million or 46.9% of total revenues for the second quarter of 2003, and $2.9 million or 32.8% of revenues for the second quarter of 2002, an increase of $0.5 million which is primarily related to the following:

•	Payroll and benefits expenses increased by $0.3 million to $1.6 million for the three months ended June 30, 2003 compared to $1.3 million for the same period in 2002 due to additional employees. As the Company grows, it may need to further increase the number of its employees.

•	Other general and administrative expense increases generally relate to the overall growth of the Company.

General and administrative expenses of the Company were $6.9 million or 46.4% of total revenues for the six months ended June 30, 2003, and $5.3 million or 38.0% of revenues for the six months ended June 30, 2002, an increase of $1.7 million which is primarily related to the following:

•	Legal fees increased by $0.7 million to $1.6 million for the six months ended June 30, 2003 compared to $0.9 million for the same period in 2002 mainly due to SEC filings and pending litigation.

•	Payroll and benefit expenses increased by $0.5 million to $3.1 million for the six months ended June 30, 2003 compared to $2.6 million for the same period in 2002 due primarily to additional employees. As the Company grows, it may need to further increase the number of its employees.

•	Other general and administrative expense increases generally relate to the overall growth of the Company.

The Company experienced losses of approximately $1.3 million related to accrued fees and reductions in property values of real estate held for sale that has been adjusted to a lower carrying value based on appraisals and offers for the three and six months ended June 30, 2003.

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

The Company anticipates that, as the Company’s operations grow, general and administrative expenses should increase at a more moderate rate and should generally decrease as a percentage of total revenues. The Company believes that its current management infrastructure is largely sufficient to handle the increasing level of lending activity resulting from the growth in the Company’s funding sources.

Income (Loss) Before Income Taxes

As a result of the foregoing factors, results from operations before provision (benefit) for income taxes generated losses of $1.1 million and $2.8 million, respectively, for the three and six months ended June 30, 2003 compared to net income of $3.3 million and $4.1 for the same three and six month periods in 2002.

Net Income (Loss)

For the three months ended June 30, 2003, the net loss was approximately $730,000 compared to net income of $2.1 million for the same quarter in 2002, a decrease of $2.9 million or 134.0%. For the six months ended June 30, 2003, the net loss was $1.8 million compared to net income of $2.7 million in the same period in 2002, a decrease of $4.6 million or 168.5%.

Earnings (Loss) Per Share

For the three and six months ended June 30, 2003, the loss per share was $0.18 and $0.43, respectively. For the three and six months ended June 30, 2002, the earnings per share – basic were $0.35 and $0.41, respectively. Considering the dilutive effect of the stock options and warrants, the earnings per share were $0.22 for the three months ended June 30, 2002 and $0.26 for the six months ended June 30, 2002.

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

Investments in Real Estate Held for Sale

Investments in real estate held for sale includes real estate acquired through foreclosure and are carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

For the six months ended June 30, 2003, the cash flows provided by operating activities of the Company approximated $0.4 million, compared to cash provided by operating activities of $3.9 million during the six months ended June 30, 2002. Cash provided by investing activities approximated $6.9 million during the six months ended June 30, 2003, compared to $3.1 million during the same period of the prior year. Financing activities used $7.2 million for the six months ended June 30, 2003 compared to $7.3 million for the same six month period in 2002.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the six months ended June 30, 2003, the Company generated positive cash flow of $6.9 million from investing activities and believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at June 30, 2003, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company had relied primarily upon individual investors for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which the Company now depends as its principal funding sources. Fund I raised $100 million in a public offering of its units which was completed in June 2001. Fund II is currently seeking to raise $500 million through a public offering of its units. As of June 30, 2003, Fund II had raised approximately $398 million through the sale of units. As of July 31, 2003, Fund II was closed to new investors. The Company’s wholly owned subsidiary, Vestin Mortgage, is the manager of both Funds. In addition, the Company is currently contemplating a public offering of subordinated notes and the establishment of a new fund which would make mortgage loans and invest in real estate. These efforts, if successful, would further enhance the Company’s access to funding sources.

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

Notwithstanding the high historical yields generated by its mortgage loans compared to conventional mortgage lenders, the Company believes its ability to attract investors may be impaired by the Company’s small size and limited operating history. In addition, the mortgage loan investments offered by the Company are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company’s ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company’s ability to attract investors would suffer if the performance of Company-brokered mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available. The rate of return paid to members of Fund I has declined in recent months. If this decline continues or if a similar decline is experienced by members of Fund II, then the Company’s ability to attract investors may be adversely affected, thereby reducing the funds available to invest in loans originated by the Company.

In order to address these issues, the Company has pursued a strategy of: (i) using great care in the selection of mortgage loans in order to maintain its current track record, and (ii) developing additional funding sources such as Vestin Fund I, Vestin Fund II and the sale of the Notes hereunder. In this manner, the Company is seeking to maintain its access to funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that it will be successful in this effort.

The Company’s ability to attract investors would suffer if the performance of Company brokered mortgage loans declines or if alternative investment vehicles offering comparable rates and greater safety or liquidity become available. The rate of return paid to members of Fund I and Fund II has declined in recent months. If this decline continues, then the Company’s ability to attract investors may be adversely affected, thereby reducing the funds available to invest in loans originated by the Company. Moreover, the increase in non-performing assets held by Fund I and Fund II reduces the monies such Funds have available to invest in new mortgage loans, thereby reducing the Company’s lending activity and reducing its loan placement fees.

The Company maintained two revolving lines of credit totaling $5.0 million and $2.0 million with two financial institutions specifically for interim funding of mortgage loans placed. Both lines of credit expired in June 2003. As of June 30, 2003, both lines had been paid in full upon maturity. The Company plans to negotiate the renewal of the $2.0 million line of credit within the next three months, but has informed the lender that it does not wish to renew the $5.0 million line of credit. These lines of credit were guaranteed by the Company’s Chief Executive Officer and were secured by the deeds of trust on the property being advanced against. The Company was in compliance with all covenants on these lines of credit through maturity.

The Company from time to time considers additional funding sources for its mortgage brokerage operations including new and/or expanded credit facilities and securitization arrangements. The Company has no current commitments in this regard, and there can be no assurance that the Company will be able to obtain any additional financing.

An intercreditor agreement provides the Company an additional funding source for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Fund I, and Fund II (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participated loan amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participated loan amount from the Investor for the outstanding balance plus accrued interest. These conditions effectively give the third party investors a priority lien on the participated loans.

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

Dependence on Key Personnel

The Company’s success depends upon the continued contributions of certain key personnel, including Michael V. Shustek, Peggy S. May and Lance Bradford, each of whom would be difficult to replace because of his/her extensive experience in his/her field, extensive market contacts and familiarity with the Company’s activities. If any of these key employees were to cease employment, the Company’s operating results could suffer. The Company’s future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company’s performance may suffer.

Risks of Underwriting Standards and Procedures

The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by the Company and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, the Company’s future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan to value ratios may be calculated using an “as-if developed” appraisal, the values of which can dramatically change.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as noted below, there have been no material changes in the legal proceedings reported by the Company in its Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

The Company, Vestin Mortgage and Del Mar Mortgage, Inc., (“Del Mar Mortgage”), a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the “Action”). On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered a judgment in the Action for $5.0 million, plus interest accruing from March 26, 2003, jointly and severally against the Company, Vestin Mortgage and Del Mar Mortgage. Subsequent to April 10, 2003, the Court stayed the execution of the judgment pending the hearing and ruling on post-trial motions and accordingly, the Court did not require the defendants to post a bond for the judgment. The hearing was held on August 6, 2003, at which time the Court Denied the motion for reconsideration and held that the Defendants are jointly and severably liable for the judgment plus interest as well as attorney’s fee in the amount of $660,000. Del Mar Mortgage has agreed to indemnify the Company and Vestin Mortgage for any losses and expenses in connection with the Action. Mr. Shustek has guaranteed the indemnification. Mr. Shustek has agreed to provide a bond in the amount of the judgment. The defendants intend to appeal the ruling to the United States Ninth Circuit Court of Appeals.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Page
Exhibit		Number/
Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	*

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	*

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	*

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	**

Page
Exhibit		Number/
Number	Description	Filing Method

3.1	Certificate of Incorporation	***

3.2	By-laws	***

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	***

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto	****

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	****

10.4	The 2000 Stock Option Plan of Sunderland Corporation	****

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	****

10.6	Employment Agreement between the Company and Ira S. Levine, dated September 1, 2000	******

10.7	Employment Agreement between the Company and Lance K. Bradford, dated April 1, 2000	*******

10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	*****

31.1	Section 302 Certification of Michael V. Shustek	28

31.2	Section 302 Certification of John Alderfer	29

32	Certification Pursuant to U.S.C. 18 Section 1350	30

*	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

**	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

***	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

****	Previously filed on Form 10-KSB (File No. 000-24803) on June 30, 2000.

*****	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

******	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

*******	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

(b)    Reports on Form 8-K

Current Report on Form 8-K filed with the Commission on April 16, 2003, which reports the following item:

(i)	Item 5 – Other Events and Regulation FD Disclosure

Current Report on Form 8-K filed with the Commission on May 20, 2003, which reports the following item:

(ii)	Item 5 – Other Events and Regulation FD Disclosure

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By:	/s/ Michael V. Shustek

Michael V. Shustek, Chief Executive Officer Date: August 14, 2003

By:	/s/ John Alderfer

John Alderfer, Chief Financial Officer Date: August 14, 2003