Form 10KSB/A
period 2002-12-31
VESTIN GROUP INC
filed 2003-11-04
CIK 1068132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-2

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-24803

Vestin Group, Inc.

(Name of small business issuer in its charter)

Delaware	52-2102142
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2901 El Camino Avenue

Las Vegas, Nevada 89102
(Address of principal executive offices)

(702) 227-0965

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

          State issuer’s revenues for its most recent fiscal year. $31,904,304

          As of October 24, 2003, there were 5,328,140 shares of the issuer’s common stock, $.0001 par value issued and 5,197,840 outstanding. The aggregate market value of the common stock held by non-affiliated stockholders on October 24, 2003, was approximately, $6.1 million.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

Explanatory Note

     This Form 10-KSB/A-2 is being filed in response to comments received from the Securities and Exchange Commission.

PART I

ITEM 3.	LEGAL PROCEEDINGS

      The Company, Vestin Mortgage and Del Mar Mortgage, Inc., a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against the Company, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from plaintiffs. The Company and Vestin Mortgage, which did not receive any portion of the penalty fee, were found by the Court to be “successors” to Del Mar Mortgage, Inc. The Company and Vestin Mortgage are appealing this finding.

      Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that the Company, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorneys’ fees). On August 27, 2003, the Court stayed execution of the judgment against the Company and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to the Company and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified the Company and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. All of the defendants held liable to Desert Land are planning to appeal the judgment.

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

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 27, 2003

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31,
2002

ASSETS
Cash	$2,523,017
Accounts receivable, net of allowance of $160,995	5,234,469
Interest receivable	113,352
Due from related parties	1,803,112
Notes receivable	700,000
Notes receivable — related party	117,964
Investments in real estate held for sale	5,980,509
Investments in mortgage loans on real estate, net of allowance of $80,000	8,874,643
Other investments — related parties	2,100,000
Other assets	670,999
Property and equipment, net	719,113

Total assets	$28,837,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,969,379
Dividend payable	75,650
Income taxes payable	1,395,538
Lines of credit	7,000,000
Notes payable — related party	1,901,428
Notes payable	151,003

Total liabilities	$12,492,998

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 907,800 shares issued and outstanding	$91
Common stock, $.0001 par value; 100 million shares authorized; 5,324,340 shares issued and outstanding	532
Additional paid-in capital	8,922,885
Retained earnings	7,420,672

Total stockholders’ equity	$16,344,180

Total liabilities and stockholders’ equity	$28,837,178

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended

	December 31, 2002	December 31, 2001

Revenues
Loan placement and related fees	$30,607,054	$20,201,393
Interest income	626,657	605,763
Other income	670,593	634,482

Total revenues	31,904,304	21,441,638

Expenses
General and administrative expenses (2002 includes a $4,798,926 provision for loss — see Note M)	17,516,041	10,064,969
Sales and marketing expenses	7,896,687	7,577,806
Interest expenses	493,078	753,361

Total expenses	25,905,806	18,396,136

Income from continuing operations before provision for income taxes	5,998,498	3,045,502
Provision for income taxes	2,166,660	1,220,281

NET INCOME	$3,831,838	$1,825,221
Preferred stock dividends	933,800	75,731

Net income applicable to common shareholders	$2,898,038	$1,749,490

Earnings per common share — Basic	$0.54	$0.29

Earnings per common share — Diluted	$0.34	$0.26

Weighted average number of common shares outstanding — Basic	5,396,363	5,985,701

Weighted average number of common shares outstanding — Diluted	8,498,358	6,794,634

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2001

									Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional		Other
							Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at January 1, 2001	—	$—	6,989,270	$699	(2,400)	$(11,306)	$1,739,427	$7,347,117	$(115,790)	$8,960,147
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,825,221	—	1,825,221
Net unrealized loss on investments available-for-sale, net of tax of $24,591	—	—	—	—	—	—	—	—	(47,733)	(47,733)

Total comprehensive income	—	—	—	—	—	—	—	1,825,221	(47,733)	1,777,488
Divestiture of L.L. Bradford and Company	—	—	—	—	(800,000)	(540,000)	—	—	—	(540,000)
Issuance of preferred stock	937,800	94	—	—	—	—	9,377,904	—	—	9,377,998
Declaration of dividend on preferred stock	—	—	—	—	—	—	—	(75,731)	—	(75,731)
Declaration of common stock dividend	—	—	—	—	—	—	—	(112,324)	—	(112,324)
Common stock issued for employee bonuses	—	—	—	—	30,000	44,442	49,758	—	—	94,200
Expenses related to issuance of warrants	—	—	—	—	—	—	928,992	—	—	928,992
Treasury stock acquired	—	—	—	—	(648,672)	(3,640,581)	—	—	—	(3,640,581)
Retirement of treasury stock	—	—	(1,421,072)	(142)	1,421,072	4,147,445	(4,147,303)	—	—	—

Balance at December 31, 2001	937,800	94	5,568,198	557	—	—	7,948,778	8,984,283	(163,523)	16,770,189
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,831,838	—	3,831,838
Realization of loss on marketable securities	—	—	—	—	—	—	—	—	163,523	163,523

Total comprehensive income	—	—	—	—	—	—	—	3,831,838	163,523	3,995,361
Declaration of dividend on preferred stock	—	—	—	—	—	—	—	(933,800)	—	(933,800)
Declaration of dividend on common stock	—	—	—	—	—	—	—	(1,942,965)	—	(1,942,965)
Expenses related to issuance of warrants	—	—	—	—	—	—	928,302	—	—	928,302
Treasury stock acquired	—	—	—	—	(296,200)	(2,518,714)	—	—	—	(2,518,714)
Common stock options exercised	—	—	2,000	—	—	—	8,000	—	—	8,000
Warrants issued to purchase common stock for consulting services	—	—	—	—	—	—	37,807	—	—	37,807
Common stock issued from treasury for employee bonus	—	—	—	—	1,000	6,120	—	—	—	6,120
Treasury stock retired	—	—	(295,200)	(30)	295,200	2,512,594	—	(2,518,684)	—	(6,120)
Preferred stock converted into common stock	(30,000)	(3)	49,342	5	—	—	(2)	—	—	—

Balance at December 31, 2002	907,800	$91	5,324,340	$532	—	$—	$8,922,885	$7,420,672	—	$16,344,180

The accompanying notes are an integral part of these statements

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended

	December 31, 2002	December 31, 2001

Cash flow from operating activities:
Net income	$3,831,838	$1,825,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,875	74,861
Stock based compensation	966,109	1,023,192
Net gain from sales of investment in real estate held for sale	(168,889)	—
Loss on investment in marketable securities	256,658	—
Loss on other investments	5,202,426	—
Provision for losses on investments in mortgage loans on real estate	80,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,859,079)	(1,469,985)
Interest receivable	(113,352)	—
Due from stockholder	—	(20,037)
Due from related parties	(1,074,346)	(220,116)
Notes receivable	—	(814,999)
Other assets	71,012	(271,422)
Accounts payable and accrued expenses	446,614	761,204
Due to related parties	—	(147,962)
Dividend payable	(112,324)	—
Income taxes payable	(67,705)	(716,769)

Net cash provided by operating activities	7,573,837	23,188

Cash flows from investing activities:
Purchase of property and equipment	(529,271)	(194,895)
Cash advanced on notes receivable	(144,500)	—
Principal payments received on notes receivable	1,071,999	153,000
Principal payments received on notes receivable — related party	132,999	—
Purchase of investment in real estate held for sale	(111,171)	(407,746)
Proceeds from sale of investment in real estate held for sale	4,717,000	83,500
Purchase of investment in marketable securities	(215,460)	(41,576)
Proceeds from sale of investment in marketable securities	151,087	—
Purchase of other investments	—	(1,161,262)
Purchase of investments in mortgage loans on real estate from the Funds	(23,273,124)	—
Proceeds from sale of investments in mortgage loans on real estate to the Funds	24,200,856	—
Purchase of investments in mortgage loans on real estate	(29,241,363)	(42,767,487)
Proceeds from sale of investments in mortgage loans on real estates	17,784,257	41,241,121

Net cash used in investing activities	(5,456,691)	(3,095,345)

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended

	December 31, 2002	December 31, 2001

Cash flows from financing activities:
Advances on line of credit	$33,700,000	$20,000,000
Payments on line of credit	(26,700,000)	(20,000,000)
Payments on notes payable	(5,058,982)	(3,402,412)
Proceeds from notes payable	—	7,600,000
Proceeds from sale of preferred stock	—	4,377,998
Proceeds from common stock options exercised	8,000	—
Payment of dividend on preferred stock	(858,150)	(75,731)
Payment of dividend on common stock	(1,942,965)	—
Purchase of treasury stock	(2,518,714)	(2,699,871)

Net cash provided by (used in) financing activities	(3,370,811)	5,799,984

NET CHANGE IN CASH	(1,253,665)	2,727,827
Cash at beginning of period	3,776,682	1,048,855

Cash at end of period	$2,523,017	$3,776,682

Supplemental cash flow information:
Cash paid for federal income taxes	$2,221,360	$2,167,342

Cash paid for interest	$495,935	$639,358

Noncash investing and financing activities:
Sale of real property in exchange for note receivable	$—	$812,500

Acquisition of real properties in exchange for notes payable	$—	$4,109,644

Exchange of mortgage loan for note receivable	$—	$940,710

Spin-off of L.L. Bradford and Company	$—	$572,147

Issuance of 500,000 shares of preferred stock in satisfaction of note payable	$—	$5,000,000

Retirement of treasury stock	$2,518,714	$4,147,445

Dividends declared on preferred stock	$75,650	$112,324

Exchange of note receivable for acquisition of treasury stock	$—	$940,710

Notes payable assumed through foreclosure	$2,714,181	$—

Investments in real estate held for sale acquired through foreclosure	$5,900,059	$—

Purchase of rights to receive proceeds related to loan guarantee in exchange for investments in mortgage loans on real estate	$4,798,926	$—

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

Revenue Recognition

      The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company’s name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., individual investors, Fund I, and Fund II). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date. Significantly, all loans originated by the Company are transferred to Fund I and Fund II within two weeks since the Company’s source of funding for such loans came directly from these Funds. Additionally, loans transferred to Fund I and Fund II do not contain any contracts, agreements or commitments for “right of refusal” associated with the ownership of loans transferred to these Funds. Accordingly, sale or transfer of mortgage loans to affiliate parties is based on the carrying basis, which approximates fair value of such loans at the sale or transfer date.

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Real Estate Held for Sale

      Investments in real estate held for sale include real estate acquired through foreclosure and are carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

Investments in Mortgage Loans

      Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loans originated and transferred to Fund I and Fund II which were originally held by the Company are accounted for at the acquisition cost and no gain or loss is recognized since the Company is acting as an agent for these Funds. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (“SFAS No. 148”) was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note H — Notes Payable-Related Party

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Notes receivable — related party consists of a note receivable of approximately $118,000 from Donovan Jacobs, an employee of the Company, dated April 19, 2000. The note is unsecured, matures on April 19, 2004 and bears interest at 10%. Interest only payments are made on a semi-annual basis with the principal and any accrued interest due as a lump sum at maturity. As of December 31, 2002, the balance on this note was approximately $118,000.

      Due from related parties totaling $1,803,112 are comprised of the following as of December 31, 2002:

      Amounts due from Fund I totaling $530,873 relate to management fees, earnings on units invested in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Vestin Mortgage assumed control of the litigation and filed a motion for summary judgment against the loan guarantors, which was denied by the Nevada State District Court on May 2, 2003. Trial on this matter is scheduled for January of 2004. Vestin Mortgage believes that it will prevail in the litigation against the guarantors and that at least one of the three guarantors has sufficient assets to satisfy a judgment of $4.8 million plus interest. In evaluating the litigation, however, the Company’s management and its legal counsel cannot provide any assurances that the Company would obtain a favorable judgment and would succeed in enforcing and collecting on any such judgment. Therefore, the Company provided a valuation allowance for the entire amount paid for the rights to receive the proceeds of the judgment and recorded the allowance as an expense in 2002. This provision for allowance is reflected in General and Administrative expenses on the Consolidated Statement of Income for the year ended December 31, 2002.

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2002, the Company paid approximately $232,000 to a Company owned jointly by Michael Shustek, the Company’s Chief Executive Officer, and William Si Redd, a stockholder of the Company, related to the use of an airplane for company travel.

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2002	2001

Statutory tax provision	$2,039,490	$1,035,471
Non-deductible expenses	127,170	184,810

	$2,166,660	$1,220,281

Note O —	Earnings (Loss) Per Common Share

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Warrants Activity

      The following table summarizes the Company’s employee and directors stock options and warrants activity:

		Weighted
		Average
	Number Of	Exercise
	Shares	Price

Balance, January 1, 2001	961,800	$4.00
Options and warrants granted	636,700	5.05
Options and warrants exercised	—	—
Options and warrants forfeited/expired	9,500	4.00

Balance, January 1, 2002	1,589,000	4.45
Options and warrants granted	1,140,000	7.02
Options and warrants exercised	—	—
Options and warrants forfeited/expired	15,000	6.24

Balance, December 31, 2002	2,714,000	$5.36

      The following table summarizes information about options and warrants outstanding and exercisable for employees and directors at December 31, 2002 and 2001:

Shares Underlying				Shares Underlying
Options/Warrants				Options/Warrants
Outstanding				Exercisable

	Shares	Weighted		Shares
	Underlying	Average	Weighted	Underlying	Weighted
	Options/	Remaining	Average	Options/	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.81	15,000	8.00 years	$2.81	10,000	$2.81
$4.00	967,300	7.83 years	$4.00	952,300	$4.00
$5.07	609,700	8.27 years	$5.07	604,700	$5.07
$7.02	1,137,000	9.92 years	$7.02	500,000	$7.02

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Weighted
	Number of	Average
	Warrants	Exercise Price

Balance, January 1, 2001	—	—
Warrants granted	1,200,000	$1.54
Warrants canceled	—	—
Warrants expired	—	—
Warrants exercised	—	—

Balance, December 31, 2001	1,200,000	$1.54
Warrants granted	—	—
Warrants canceled	—	—
Warrants expired	—	—
Warrants exercised	—	—

Balance, December 31, 2002	1,200,000	$1.54

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exercise Price
	Equals, Exceeds or
Number of	is Less than Market	Weighted		Weighted
Warrants Granted	Price of Stock on	Average	Exercise	Average
During 2002	Grant Date	Exercise Price	Price	Fair Value

—	Equals	$—	$—	$—
400,000	Exceeds	4.60	4.60	2.81
800,000	Less than	0.01	0.01	4.62

1,200,000		$1.54		$4.00

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VESTIN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Legal Proceedings

      In addition to the Desert Land litigation as described under Note V, the Company is involved with certain other legal proceedings incidental to its business activities. Management believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Note V — Events (Unaudited) Subsequent to the Date of the Independent Auditor’s Report

      The Company, Vestin Mortgage and Del Mar Mortgage, Inc., a company wholly owned by Mike Shustek, the largest shareholder and CEO of the Company, and various affiliates of the Company are defendants in a civil action (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against the Company, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from plaintiffs. Vestin Group and Vestin Mortgage, which did not receive any portion of the penalty fee, were found by the Court to be “successors” to Del Mar Mortgage, Inc. Vestin Group and Vestin Mortgage are appealing this finding.

      Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorneys’ fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. All of the defendants held liable to Desert Land are planning to appeal the judgment.

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

      In order to comply with the operating agreements of Fund I and Fund II and Federal statutes, both Funds may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 for Fund I and Fund II were $97.5 million and $315.0 million, respectively, which would limit redemptions for Fund I and Fund II to $9.75 million and $31.5 million for calendar 2003, respectively. On June 17, 2003, Fund I discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 19, 2003, the total of redemptions made and redemptions requested and awaiting payment was $9.1 million for Fund I. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of September 30, 2003 requests to redeem 831,000 units in 2004 and 120,526 units in 2005 had been logged. On September 12, 2003, Fund II discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 12, 2003, the total of redemptions made and redemptions requested and awaiting payment was $30.9 million for Fund II. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of September 30, 2003, requests to redeem 579,480 units had been logged.

PART III

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit		Page Number/
Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)
2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)
2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)
2.4	Agreement and Plan of Reorganization among the Company, L.L. Bradford & Company and the Shareholders of L.L. Bradford & Company, dated June 30, 2000	(2)
3.1	Certificate of Incorporation	(3)
3.2	By-laws	(3)
10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(3)
10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto	(4)
10.3	Employment Agreement between Del Mar Mortgage Inc. and Mike Whiteaker, dated May 3, 1999	(4)
10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)
10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)
10.6	Employment Agreement between the Company and Ira S. Levine, dated September 1, 2000	(6)
10.7	Employment Agreement between the Company and Lance K. Bradford, dated April 1, 2000	(7)
10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John W. Alderfer
32	Certification Pursuant to U.S.C. 18 Section 13.50
99.1	Consent of Independent Auditors
99.2	Consent of Independent Auditors

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed by Vestin Fund I (formerly DM Mortgage Investors, LLC or “DM”) on DM’s prospectus on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

      (b) Reports on Form 8-K.

      Current Reports on Form 8-K filed with the Commission on August 8, 2003 and August 18, 2003, which report the following items:

(i) Item 5 — Other Events and Regulation FD Disclosure; and

(ii) Item 9 — Regulation FD Disclosure.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Group, Inc.

By:	/s/ JOHN W. ALDERFER

John W. Alderfer
Chief Financial Officer

Dated: November 3, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN W. ALDERFER John W. Alderfer *Principal Financial and Accounting Officer	Chief Financial Officer	November 3, 2003

/s/ MICHAEL V. SHUSTEK Michael V. Shustek *Principal Executive Officer	Chairman of the Board, Chief Executive Officer and Director	November 3, 2003