Form 10QSB/A
period 2003-06-30
VESTIN GROUP INC
filed 2003-11-04
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-24803

Vestin Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	52-2102142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 El Camino Avenue, Suite 206, Las Vegas, Nevada (Address of Principal Executive Offices)	89102 (Zip Code)

(702) 227-0965

(Issuer’s Telephone Number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Number of shares outstanding of each of the issuer’s classes of common equity, as of October 24, 2003:

     As of October 24, 2003, there were 5,328,140 shares of the issuer’s common stock, $.0001 par value issued and 5,197,840 outstanding.

     Transitional Small Business Disclosure Format (Check one):     Yes ☐          No ☑

Explanatory Note

     This Form 10-QSB/A is being filed in response to comments received from the Securities and Exchange Commission.

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS

Cash	$2,585,260

Accounts receivable	4,585,701

Interest receivable	11,515

Due from related parties	3,292,872

Notes receivable	400,000

Note receivable — related party	117,964

Investments in real estate held for sale	7,274,614

Investments in mortgage loans on real estate, net of allowance of $190,000	628,171

Other investments — related parties	2,101,449

Other assets	568,618

Property and equipment, net	731,858

Total assets	$22,298,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$3,242,383

Dividend payable	74,817

Income taxes payable	440,380

Notes payable — related party	3,287,138

Notes payable	1,474,654

Total liabilities	8,519,372

Commitments and contingencies	—
Stockholders’ equity

Preferred stock, $.0001 par value; 20 million shares authorized; 897,800 shares issued and outstanding	90

Common stock, $.0001 par value; 100 million shares authorized 5,328,340 shares issued and outstanding	532

Additional paid-in capital	9,303,036

Retained earnings	4,474,992

Total stockholders’ equity	13,778,650

Total liabilities and stockholders’ equity	$22,298,022

The accompanying notes are an integral part of this statement.

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(Unaudited)

Revenues

Loan placement and related fees	$6,636,766	$8,740,203	$12,396,512	$13,347,801

Interest income	183,737	63,722	367,598	242,501

Other revenue	372,730	63,097	798,850	297,625

Total revenues	7,193,233	8,867,022	13,562,960	13,887,927

Expenses

Sales and marketing expenses	2,815,242	2,533,215	5,634,781	4,067,698

General and administrative expenses	3,376,849	2,908,906	6,934,332	5,277,695

Valuation loss on real estate held for sale	1,287,883	—	1,287,883	—

Bad debt expense	715,301	—	715,301	—

Capital Contribution to Vestin Fund I	—	—	1,600,000	—

Interest expenses	104,591	170,709	199,950	440,591

Total expenses	8,299,866	5,612,830	16,372,247	9,785,984

Income (loss) from continuing operations before provision (benefit) for income taxes	(1,106,633)	3,254,192	(2,809,287)	4,101,943

Provision (benefit) for income taxes	(376,255)	1,106,425	(955,157)	1,394,661

NET INCOME (LOSS)	(730,378)	2,147,767	(1,854,130)	2,707,282

Preferred stock dividend	(225,228)	(234,450)	(452,178)	(468,900)

Net income (loss) applicable to common shareholders	$(955,606)	$1,913,317	$(2,306,308)	$2,238,382

Earnings (loss) per common share — Basic

Net income (loss)	$(0.18)	$0.35	$(0.43)	$0.41

Earnings (loss) per common share — Diluted

Net income (loss)	$(0.18)	$0.22	$(0.43)	$0.26

Weighted average number of common shares outstanding — Basic	5,328,340	5,444,883	5,328,031	5,482,952

Weighted average number of common shares outstanding — Diluted	5,328,340	8,738,727	5,328,031	8,662,066

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

	Preferred Stock		Common Stock		Additional
					Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

	(Unaudited)

Balance at January 1, 2003	907,800	$91	5,324,340	$532	$8,922,885	$7,420,672	$16,344,180

Dividends paid on preferred stock	—	—	—	—	—	(452,178)	(452,178)

Dividends paid on common stock	—	—	—	—	—	(639,372)	(639,372)

Expenses related to the issuance of warrants	—	—	—	—	464,151	—	464,151

Common stock options exercised	—	—	4,000	—	15,999	—	15,999

Redemption of preferred stock	(10,000)	(1)	—	—	(99,999)	—	(100,000)

Net loss	—	—	—	—	—	(1,854,130)	(1,854,130)

Balance at June 30, 2003	897,800	$90	5,328,340	$532	$9,303,036	$4,474,992	$13,778,650

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended

	June 30, 2003	June 30, 2002

	(Unaudited)

Cash flow from operating activities:

Net income (loss)	$(1,854,130)	$2,707,282

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization	62,079	50,589

Stock based compensation	464,151	501,959

Net loss from sale of investment in real estate held for sale	—	198,111

Capital contribution to Fund I	1,600,000	—

Valuation allowance for real estate held for sale	1,287,883	—

Provision for loan losses	110,000	—

Changes in operating assets and liabilities:

Accounts receivable	278,041	139,098

Interest receivable	101,836	—

Other assets	102,381	(12,802)

Due from related parties	(2,052,708)	(100,077)

Accounts payable and accrued expenses	1,273,004	(122,573)

Dividend payable	(833)	—

Income taxes payable	(955,158)	549,648

Net cash provided by operating activities	416,546	3,911,235

Cash flows from investing activities:

Purchase of property and equipment	(74,824)	(111,544)

Cash advanced on notes receivable	—	(110,000)

Principal payments received on notes receivable	—	991,499

Net purchase of investment in marketable securities	—	(138,039)

Net sale of other investments	—	114,999

Purchase of other investments — related party	(1,449)	—

Purchase of investments in mortgage loans on real estate (net of sales)	—	(2,293,341)

Proceeds from investments in mortgage loans	8,058,939	—

Purchase of investment in real estate held for sale	(1,100,000)	(30,721)

Proceeds from sale of investment in mortgage loans on real estate	—	4,717,000

Net cash provided by investing activities	6,882,666	3,139,853

Cash flows from financing activities:

Payments on lines of credit	(7,000,000)	—

Proceeds from notes payable — related party	(140,415)	—

Payments on notes payable	—	4,397,232

Proceeds from notes payable	1,078,997	—

Common stock options exercised	15,999	—

Redemption of preferred stock	(100,000)	—

Payment of dividend on preferred stock	(452,178)	(468,900)

Payment of dividend on common stock	(639,372)	(550,062)

Purchase of treasury stock	—	(1,885,582)

Net cash used in financing activities	(7,236,969)	(7,301,776)

NET INCREASE (DECREASE) IN CASH	62,243	(250,688)

Cash at beginning of period	2,523,017	3,776,682

Cash at end of period	$2,585,260	$3,525,994

Supplemental cash flow information:

Cash paid for federal income taxes	$—	$1,335,091

Cash paid for interest	$199,950	$325,883

Noncash investing and financing activities:

Dividends declared on preferred stock	$75,650	$78,150

Dividends declared on common stock	$—	$109,248

Notes payable assumed through foreclosure	$244,654	$158,000

Notes payable — related parties assumed through foreclosure	$802,363	$—

Note payable related to capital contribution to Fund I	$723,763	$—

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$876,237	$—

Investments in real estate held for sale acquired through foreclosure	$1,094,914	$1,321,600

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$478,829	$—

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

      The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/ A for the year ended December 31, 2002 of the Company.

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

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the Six Months Ended

	June 30,	June 30,
	2003	2002

Net income (loss), as reported	$(1,854,130)	$2,707,282

Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	464,151	501,959

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,181,661)	(610,128)

Pro forma net income (loss)	$(2,571,640)	$2,599,113

Net income (loss) per common share

Basic income (loss), as reported	$(0.43)	$0.41

Basic income (loss), pro forma	$(0.57)	$0.39

Diluted income (loss), as reported	$(0.43)	$0.26

Diluted income (loss), pro forma	$(0.57)	$0.25

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has determined that it will not adopt SFAS No. 123 to account for employee stock options using the fair value method.

Note 3 —	Related Party Transactions

      Notes receivable — In 2000, we loaned Donovan Jacobs, one of our employees, approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan to Mr. Jacobs. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of June 30, 2003, the balance on this note was approximately $118,000.

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

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts due from Vestin Fund III, LLC (formerly known as RE Investments III, LLC), a related entity, totaling $134,907 relate to expenses paid on behalf of the entity for which the Company expects to receive payment.

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

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

		Adjusted
	% of	Carrying
Description	Ownership	Value

Raw land in Utah	100%	$3,000,000

Raw land in Las Vegas, Nevada	100%	595,860

Raw land in Las Vegas, Nevada	100%	593,840

72-unit condominium project in Las Vegas, Nevada	83%	1,084,914

Residence in Las Vegas, Nevada	100%	2,000,000

Total		$7,274,614

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

Note 8 — Notes Payable — Related Party

      Notes payable — related party totaling $3,287,138 as of June 30, 2003, consists of the following:

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

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14 —	Redemption Limitations of Fund I and Fund II

      In order to comply with the operating agreements of Fund I and Fund II and Federal statutes, both Funds may redeem no more than 10% of the members’ capital in any calendar year. Beginning capital as of January 1, 2003 for Fund I and Fund II were $97.5 million and $315.0 million, respectively, which would limit redemptions for Fund I and Fund II to $9.75 million and $31.5 million for calendar 2003, respectively. On June 17, 2003, Fund I discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 19, 2003, the total of redemptions made and redemptions requested and awaiting payment was $9.1 million for Fund I. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of September 30, requests to redeem 831,000 units in 2004 and 120,526 units in 2005 had been logged. On September 12, 2003, Fund II discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 12, 2003, the total of redemptions made and redemptions requested and awaiting payment was $30.9 million for Fund II. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of September 30, 2003, requests to redeem 579,480 units had been logged.

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)
2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)
2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)
2.4	Agreement and Plan of Reorganization among the Company, L.L. Bradford & Company and the Shareholders of L.L. Bradford & Company, dated June 30, 2000	(2)
3.1	Certificate of Incorporation	(3)
3.2	By-laws	(3)
10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(3)
10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto	(4)
10.3	Employment Agreement between Del Mar Mortgage Inc. and Mike Whiteaker, dated May 3, 1999	(4)
10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)
10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)
10.6	Employment Agreement between the Company and Ira S. Levine, dated September 1, 2000	(6)
10.7	Employment Agreement between the Company and Lance K. Bradford, dated April 1, 2000	(7)
10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)
31.1	Section 302 Certification of Michael N. Shustek
31.2	Section 302 Certification of John W. Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed by Vestin Fund I (formerly DM Mortgage Investors, LLC or “DM”) on DM’s prospectus on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

(b)	Reports on Form 8-K

      Current Report on Form 8-K filed with the Commission on August 18, 2003, which reports the following item:

      (i) Item 9 — Regulation FD Disclosure.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By:	/s/ MICHAEL V. SHUSTEK

Michael V. Shustek
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2003

By:	/s/ JOHN W. ALDERFER

John W. Alderfer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 3, 2003