Form 10QSB
period 2003-09-30
VESTIN GROUP INC
filed 2003-11-14
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2003:

5,150,340 Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VESTIN GROUP, INC. AND
SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS
Cash	$2,638,498
Accounts receivable	2,872,672
Interest receivable	9,565
Due from related parties	3,836,907
Notes receivable	400,000
Note receivable — related party	87,964
Income taxes receivable	64,781
Investments in real estate held for sale	7,274,614
Investments in mortgage loans on real estate, net of allowance of $250,000	1,569,000
Other investments — related parties	2,353,775
Other assets	589,317
Property and equipment, net	741,936

Total assets	$22,439,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,391,952
Dividend payable	74,817
Deferred income	3,306,250
Notes payable — related party	2,703,791
Notes payable	1,474,654

Total liabilities	9,951,464

Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 897,800 shares issued and outstanding	90
Common stock, $.0001 par value; 100 million shares authorized 5,328,340 shares issued and 5,226,340 shares outstanding	532
Treasury stock, 102,000 shares	(318,104)
Additional paid-in capital	9,535,112
Retained earnings	3,269,935

Total stockholders’ equity	12,487,565

Total liabilities and stockholders’ equity	$22,439,029

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For the three months ended		For the nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues
Loan placement and related fees	$3,000,850	$8,378,332	$15,397,362	$21,726,133
Interest income	133,147	149,156	500,745	391,656
Other revenue	385,657	297,091	1,184,507	594,716

Total revenues	3,519,654	8,824,579	17,082,614	22,712,505

Expenses
Sales and marketing expenses	1,743,902	2,192,694	7,378,684	6,260,396
General and administrative expenses	3,237,067	3,344,235	10,171,400	8,621,927
Valuation loss on real estate held for sale	—	—	1,287,883	—
Bad debt expense	—	—	715,301	—
Capital Contribution to Vestin Fund I	—	—	1,600,000	—
Interest expenses	24,453	20,479	224,403	461,070

Total expenses	5,005,422	5,557,408	21,377,671	15,343,393

Income (loss) from continuing operations before provision (benefit) for income taxes	(1,485,768)	3,267,171	(4,295,057)	7,369,112
Provision (benefit) for income taxes	(505,161)	1,110,838	(1,460,319)	2,505,498

NET INCOME (LOSS)	(980,607)	2,156,333	(2,834,738)	4,863,614
Preferred stock dividend	(224,450)	(234,450)	(676,628)	(703,350)

Net income (loss) applicable to common shareholders	$(1,205,057)	$1,921,883	$(3,511,366)	$4,160,264

Earnings (loss) per common share — Basic	$(0.23)	$0.36	$(0.66)	$0.77

Earnings (loss) per common share — Diluted	$(0.23)	$0.23	$(0.66)	$0.48

Weighted average number of common shares outstanding — Basic	5,309,308	5,342,816	5,322,132	5,427,291

Weighted average number of common shares outstanding — Diluted	5,309,308	8,519,148	5,322,132	8,601,452

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2003

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional
							Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2003	907,800	$91	5,324,340	$532	—	$—	$8,922,885	$7,420,672	$16,344,180
Dividends paid on preferred stock	—	—	—	—	—	—	—	(676,628)	(676,628)
Dividends paid on common stock	—	—	—	—	—	—	—	(639,371)	(639,371)
Expenses related to the issuance of warrants	—	—	—	—	—	—	696,227	—	696,227
Treasury stock acquired	—	—	—	—	(102,000)	(318,104)	—	—	(318,104)
Common stock options exercised	—	—	4,000	—	—	—	15,999	—	15,999
Redemption of preferred stock	(10,000)	(1)	—	—			(99,999)	—	(100,000)
Net loss	—	—	—	—	—	—	—	(2,834,738)	(2,834,738)

Balance at September 30, 2003	897,800	$90	5,328,340	$532	(102,000)	$(318,104)	$9,535,112	$3,269,935	$12,487,565

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2003	September 30, 2002

Cash flow from operating activities:
Net income (loss)	$(2,834,738)	$4,863,614
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	115,731	77,420
Stock based compensation	—	742,033
Net loss from sale of investment in real estate held for sale	—	(168,889)
Loss on investment in marketable securities	—	253,427
Loss on other investments	—	403,500
Loss related to capital contribution to Fund I	1,600,000	—
Expenses related to warrants granted	696,227	—
Provision for loan losses	170,000	—
Bad debt expense	715,301	—
Valuation loss on real estate held for sale	1,287,883	—
Changes in operating assets and liabilities:
Accounts receivable	1,275,770	(839,386)
Interest receivable	103,788	(9,351)
Shareholder receivable	—	351,899
Other assets	81,682	31,987
Income taxes receivable	(64,781)	—
Due from related parties	(2,596,743)	(1,038,312)
Accounts payable and accrued expenses	422,573	58,224
Deferred income	3,306,250	—
Dividend payable	(833)	(34,174)
Income taxes payable	(1,395,538)	774,216

Net cash provided by operating activities	2,882,572	5,466,208

Cash flows from investing activities:
Purchase of property and equipment	(138,556)	(140,889)
Cash advanced on notes receivable	—	(144,500)
Principal payments received on notes receivable	30,000	1,060,499
Principal payments received on notes receivable — related party	—	69,999
Net purchase of investment in marketable securities	—	(180,551)
Purchase of investments in mortgage loans on real estate from Fund II	(2,000,000)	(4,700,855)
Proceeds from sale of investments in mortgage loans on real estate to Fund II	9,297,925	10,000,000
Net sale (purchase) of other investments — related party	(253,775)	—
Purchase of investments in mortgage loans on real estate (net of sales)	(239,815)	(13,525,702)
Purchase of investment in real estate held for sale	(1,100,000)	(111,371)
Proceeds from sale of investment in mortgage loans on real estate	—	4,717,000

Net cash provided by investing activities	5,595,779	(2,956,370)

The accompanying notes are an integral part of this statement.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(Unaudited)
(Continued)

	For the nine months ended
	September 30, 2003	September 30, 2002

Cash flows from financing activities:
Advance on line of credit	$—	$4,700,000
Payments on notes payable	—	(5,058,982)
Payments on lines of credit	(7,000,000)	—
Payment of notes payable — related party	(723,763)	—
Proceeds from notes payable	1,078,997	—
Common stock options exercised	15,999	—
Payment of dividend on preferred stock	(676,628)	(703,350)
Payment of dividend on common stock	(639,371)	(1,304,649)
Redemption of preferred stock	(100,000)	—
Purchase of treasury stock	(318,104)	(2,478,227)

Net cash used in financing activities	(8,362,870)	(4,845,208)

NET INCREASE (DECREASE) IN CASH	115,481	(2,335,370)
Cash at beginning of period	2,523,017	3,776,682

Cash at end of period	$2,638,498	$1,441,312

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$2,221,360

Cash paid for interest	$224,403	$738,728

Noncash investing and financing activities:
Dividends declared on preferred stock	$74,817	$78,150

Notes payable assumed through foreclosure	$244,654	$2,641,428

Notes payable- related parties assumed through foreclosure	$802,363	$—

Note payable related to capital contribution to Fund I	$723,763	$—

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$876,237	$—

Investments in real estate held for sale acquired through foreclosure	$1,094,914	$6,470,052

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$478,829	$—

The accompanying notes are an integral part of this statement.

VESTIN GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

Vestin Group, Inc. (“Vestin” or “the Company”) conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin”), which invest in mortgage loans. Vestin Mortgage as manager of Fund I, Fund II, Fund III and inVestin will be referred to as “Manager.”

The interim consolidated financial statements present the balance sheet, statements of income, stockholders’ equity and cash flows of Vestin Group, Inc. and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/A-2 for the year ended December 31, 2002 of the Company.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 — STOCK-BASED COMPENSATION

The Company has stock-based compensation plans covering the majority of its employees, a plan covering the Company’s Board of Directors, and plans related to employment contracts with certain Executive Officers of the Company. The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The Company applies APB 25 in accounting for stock options issued to employees. Under APB 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the nine months ended
	September 30,	September 30,
	2003	2002

Net income (loss), as reported	$(2,834,738)	$4,863,614
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	459,510	459,509
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,176,684)	(567,306)

Pro forma net income (loss)	$(3,551,912)	$4,755,817

Net income (loss) per common share
Basic income (loss), as reported	$(0.66)	$0.77

Basic income (loss), pro forma	$(0.79)	$0.75

Diluted income (loss), as reported	$(0.66)	$0.48

Diluted income (loss), pro forma	$(0.79)	$0.47

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Notes receivable – In 2000, we loaned Donovan Jacobs, one of our employees, approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan to Mr. Jacobs. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of September 30, 2003, the balance on this note was approximately $88,000.

Due from related parties approximating $3,836,907 as of September 30, 2003 are comprised of the following:

Amounts due from Fund I totaling $493,167 relate to management fees, earnings on units in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Fund II totaling $2,870,442 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Amounts due from the Company’s Chief Executive Officer or Companies wholly owned by him totaling approximately $473,298 relate to various advances made, primarily related to litigation expenses. Such advances bear no interest and are due on demand.

Other investments – related parties consists of the Company’s investments in units of Fund I, Fund II and Fund III totaling approximately $1.0 million, $1.1 million and $0.3 million, respectively, as of September 30, 2003.

During the three and nine months ended September 30, 2003, the Company incurred expenses of approximately $141,000 and $670,000, respectively, for legal fees to Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP, and Levine, Garfinkel & Katz, LLP, law firms in which the Executive Vice President of Legal and Corporate Affairs of the Company has or had an equity ownership interest.

The Company’s President and Tax Manager are equity owners in L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the three and nine months ended September 30, 2003, approximately $84,000 and $180,000, respectively, was paid to L.L. Bradford for services provided to the Company. During the three and nine months ended September 30, 2003, L.L. Bradford also assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company.

For the three-month periods ended September 30, 2003 and 2002, the Company recorded revenues of approximately $20,000 and $30,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. For the nine-month periods ended September 30, 2003 and 2002, the Company recorded revenues of approximately $72,000 and $94,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three-month periods ended September 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund I of approximately $64,000 and $62,000, respectively. During the nine-month periods ended September 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund I of approximately $190,000 and $187,000, respectively.

For the three-month periods ended September 30, 2003 and 2002, the Company recorded revenues of approximately $25,000 and $33,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. For the nine-month periods ended September 30, 2003 and 2002, the Company recorded revenues of approximately $94,000 and $102,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage as the Manager is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three-month periods ended September 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund II approximating $253,000 and $162,000, respectively. During the nine-month periods ended September 30, 2003 and 2002, Vestin Mortgage recorded management fees from Fund II approximating $696,000 and $399,000, respectively.

During the three month period ended September 30, 2003, the Company sold $0 loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid by the Funds is no greater than the Company’s cost. For the nine months ended September 30, 2003, the Company sold approximately $479,000 and $9.3 million in loans to Fund I and Fund II, respectively. During the three month period ended September 30, 2003, the Company purchased $0 in loans from Fund I or Fund II. For the nine-month period ended September 30, 2003, the Company purchased approximately $479,000 and $2.0 million in loans from Fund I and Fund II, respectively.

During the nine months ended September 30, 2003, the Company purchased real estate held for sale of $1.6 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.

The Company relies primarily on Fund I and Fund II as funding sources for mortgage loans brokered. The Company placed approximately $50.8 million and $135.0 million in mortgage loans in the three-month periods ended September 30, 2003, and 2002, respectively. The Company placed approximately $203.4 million and $370.5 million in mortgage loans in the nine-month periods ended September 30, 2003, and 2002, respectively. These loans were primarily funded by Fund I and Fund II.

During the three and nine months ended September 30, 2003, the Company paid approximately $182,000 and $824,000, respectively, to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000).

NOTE 5 — INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

As of September 30, 2003, all outstanding mortgage loans were current and performing according to their terms. No outstanding mortgage loans were past due with respect to payment of interest at September 30, 2003. See Note 6 for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Due to economic uncertainties and historical loss experience, the Company’s management has established a reserve for inherent losses in the portfolio totaling $250,000 based on the Company’s policies and procedures regarding the valuation of its investments in mortgage loans on real estate as a long-term investment.

Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

NOTE 6 — INVESTMENTS IN REAL ESTATE HELD FOR SALE

At September 30, 2003, the Company had various properties with a carrying value totaling $7.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Note 7. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

		Adjusted

Description	% of ownership	Carrying value

Raw land in Utah	100%	$3,000,000
Raw land in Las Vegas, Nevada	100%	595,860
Raw land in Las Vegas, Nevada	100%	593,840
72-unit condominium project in Las Vegas, Nevada	83%	1,084,914
Residence in Las Vegas, Nevada	100%	2,000,000

Total		$7,274,614

NOTE 7 —NOTES PAYABLE

Notes payable totaling $1,474,654 as of September 30, 2003, consist of the following:

Promissory notes totaling $374,654 to various parties related to foreclosed real estate properties. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on these notes.

Promissory note to a financial institution totaling $1,100,000 related to a residential real estate property the Company had purchased from Fund I. The note is collateralized by the property, at an interest rate of 1.5% over the prime interest rate (4.0% at September 30, 2003) payable in monthly interest installments and is due on February 1, 2004.

NOTE 8 — NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaling $2,703,791 as of September 30, 2003, consists of the following:

Note payable to a company solely owned by the Company’s Chief Executive Officer totaling $158,000 related to developed parcels of land.Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

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

NOTE 9 – TREASURY STOCK

During the three months ended September 30, 2003, the Company acquired 102,000 shares of the Company’s common stock for a total value of approximately $318,000, which was held in treasury as of September 30, 2003.

NOTE 10 — DIVIDENDS PAYABLE

In September 2003, the Company declared a cash dividend to preferred stockholders of approximately $0.08 per share that was paid in October 2003.

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common shareholders adjusted for dividends to preferred shareholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three and nine months ended September 30, 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $224,450 and $676,628, respectively. For the three and nine months ended September 30, 2003, options and warrants to purchase 2,506,190 and 2,280,175 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 12 — CAPITAL CONTRIBUTION TO VESTIN FUND I

The Company elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. The Company did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I to approximately $10 per unit. The amount of the contribution was charged to current operating results during the nine months ended September 30, 2003, as the Company did not receive additional units for the contribution. The note was paid in full as of September 30, 2003.

NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”). An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity’s activities’ (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual return. The FASB has recently deferred the adoption date for certain variable interest entities acquired prior to February 1, 2003 until interim and annual periods ending after December 15, 2003 and issued an Exposure Draft amending several of its provisions. The Company continues to evaluate its relationships and interest in entities that may be considered VIEs. The impact of adopting FIN 46 on the Financial Statements is still being reviewed.

NOTE 14 — LEGAL PROCEEDINGS

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, Inc., are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. All of the defendants held liable to Desert Land are planning to appeal the judgment.

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

NOTE 15 — REDEMPTION LIMITATIONS OF FUND I AND FUND II

In order to comply with the operating agreements of Fund I and Fund II and Federal statutes, both Funds may redeem no more than 10% of the member’s capital in any calendar year. Beginning capital as of January 1, 2003 for Fund I and Fund II were $97.5 million and $315.0 million for calendar 2003, respectively. On June 17, 2003, Fund I discontinued accepting requests for the redemption of units for the 2003 calendar year. As of October 31, 2003, the total of redemptions made and redemptions requested and awaiting payment was $9.3 million for Fund I. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of October 31, 2003, requests to redeem approximately 866,000 units in 2004, approximately 554,000 units in 2005, and approximately 225,000 units in 2006 had been logged. On September 1, 2003, Fund II discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 1, 2003, the total of redemptions made and redemptions requested and awaiting payments was $26.3 million for Fund II. All redemption requests received after that date have been logged for redemption beginning in January 2004. As of October 31, 2003, requests to redeem approximately 3.5 million units in 2004 and 538,000 units in 2005 units had been logged.

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

Vestin Mortgage (doing business as Vestin) serves as the manager of Vestin Fund I, LLC, a Nevada limited liability company (“Fund I”), which was organized to invest in mortgage loans. As of September 30, 2003, the aggregate capital was at $87 million for Fund I. Vestin Mortgage is also the manager of Vestin Fund II, LLC (“Fund II”), a Nevada limited liability company which invests in mortgage loans. Fund II is currently conducting a public offering of its units pursuant to a registration statement which was declared effective on June 13, 2001. As of September 30, 2003, the aggregate capital was $391 million for Fund II. Fund II may continue to sell units to existing members until June 2004 or until $500 million units have been sold.

Vestin Mortgage is also the manager of Vestin Fund III, LLC (“Fund III”) a Nevada limited liability company which will invest in mortgage loans and income-producing real property. Vestin Mortgage’s primary criteria in selecting properties will be the property’s potential to generate current income while preserving the value of the principal and the property’s potential for appreciation. Vestin Mortgage has not previously invested directly in real property. Vestin Mortgage intents to apply its prior experience in investing on mortgage loans to its evaluation and investment in real property. Fund III was declared effective on November 7, 2003.

Vestin Capital has acted as the dealer manager in the sale of units for Fund I, Fund II, and Fund III and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

Vestin Advisors, Inc., a Nevada corporation is a passive non-bank custodian that serves as a custodian for individual retirement accounts of investors in Vestin products.

Fund I and Fund II (collectively referred to as the “Funds”) are the main funding sources for Vestin Mortgage’s commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which they will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage is entitled to receive a monthly management fee from each fund of up to 0.25% of the aggregate capital contributions to each fund. The Company may, in its sole discretion, waive its management fee. The Company earned management fees for the three months ended September 30, 2003, of approximately $64,000 for Fund I and $253,000 for Fund II. For the nine months ended September 30, 2003, the Company earned management fees, of approximately $190,000 for Fund I and $696,000 for Fund II. As of September 30, 2003, the Company owns approximately 100,000 units in Fund I and 110,000 units in Fund II as consideration for expenses paid by the Company to unaffiliated third parties in connection with the offering of such units. The Company’s ownership interest in Funds I and II represent approximately 1.1% and 0.3% of the outstanding amount of units, respectively, as of September 30, 2003.

The Company is continuing to pursue the development of additional funding sources, including, without limitation, the formation of new investment vehicles. The Company may also seek to expand its funding capacity through the sale of securities.

FINANCIAL REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three and nine months ended September 30, 2003 and 2002. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB/A-2 for the year ended December 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

The Company reported total revenues of approximately $3.5 million for the three months ended September 30, 2003, a decrease of $5.3 million or 60.1% from approximately $8.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the Company reported total revenues of approximately $17.1 million and $22.7 million, a decrease of $5.6 million or 24.8%.

For the three months ended September 30, 2003 and 2002, loan placement and related fees were $3.0 million compared to $8.4 million, a decrease of $5.4 million or 64.2%. The loan placement and related fees revenues are approximately 85.3% and 94.9%, respectively, of the Company’s revenue for the three months ended September 30, 2003 and 2002. The total dollar amount of loans placed for the three months ended September 30, 2003 decreased by $84.6 million or 62.5% to $50.8 million from $135.0 million for the same period in 2002. The majority of these revenues are derived from loan origination fees which averaged 2.6% of the approved loan for the third quarter of 2003 compared to 4.5% of the approved loan for the same quarter in the prior year. While the loan placement fees decreased due to lower loan demand, the extension fees increased from $0.3 million for the quarter ended September 30, 2002 to $0.8 million for the same quarter in 2003, an increase of $0.5 million or 224.6% as existing loans extended under their existing terms. The decrease in the amount of loans placed is primarily related to a slowdown in borrowing demand within our market segment. We believe the current economic conditions are allowing banks to make loans to borrowers that would normally be in our target market.

For the nine months ended September 30 2003, and 2002, loan placement and related fees were $15.4 million and $22.0 million, a decrease of $6.6 million or 29.9%. These fees are approximately 90.1% and 96.6%, respectively, of the Company’s revenue for these periods. The total dollar amount of loans placed for the nine months ended September 30, 2003 decreased by $167.1 million or 45.1% to $203.4 million from $370.5 million for the same period in 2002. Loan origination fees averaged 4.9% for the nine months ended September 30, 2003 compared to 4.3% for the same period in the prior year. While the loan placement fees decreased due to lower loan demand, the extension fees increased to $3.3 million for the nine months ended September 30, 2003 from $1.5 million for the same period in 2002, an increase of $1.8 million or 117.6% as existing loans in 2002 extended under their existing terms. The decrease in the amount of loans placed is primarily related to a slowdown preceding and during the war in Iraq and a slowdown in borrowing demand within our market segment.

For the three months ended September 30, 2003, interest income was approximately $133,000 compared to approximately $149,000 for the comparable period in 2002, a decrease of $16,000 or 10.7%. For the nine months ended September 30, 2003, approximately $501,000 was earned compared to $392,000 in 2002, an increase of $109,000 or 27.9%. The decrease for the three months ended September 30, 2003 compared to 2002, was primarily a decrease in bank interest income. The increase for the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to recovery of interest income related to a non-performing loan of approximately $75,000.

Other revenue increased to approximately $386,000 for the three months ended September 30, 2003 compared to approximately $297,000 for the three months ended September 30, 2002, an increase of $89,000 or 29.8%. Year to date through September 30, 2003, other revenue was approximately $1,185,000 compared to $595,000 in 2002, an increase of $590,000 or 99.2%. These increases are primarily from an increase in management fees earned from the increased investment in the Funds.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses were approximately $1.7 million and $2.2 million, or 49.5% and 24.8%, respectively, of the Company’s total revenues for the three-month periods ended September 30, 2003 and 2002, respectively. The decrease in expense is primarily related to the following:

•	Commissions expense related to loans placed decreased by $0.3 million to $0.4 million for the three months ended September 30, 2003 compared to $0.7 million for the same period in 2002 primarily due to fewer commissions paid related to the lower loan volume.

•	Public relations expenses decreased from $0.2 million for the three months ended September 30 2002 to approximately $26,000 for three months ended September 30, 2003. The Company was more aggressive in its marketing efforts in the third quarter of 2002 compared to the third quarter of 2003.

Sales and marketing expenses were approximately $7.4 million and $6.3 million, or 43.2% and 27.6%, respectively, of the Company’s total revenues for the nine-month periods ended September 30, 2003 and 2002, respectively. These increases are primarily related to the following:

•	Commissions expense related to loans placed increased by $1.8 million to $3.7 million for the nine months ended September 30, 2003 compared to $1.9 million for the same period in 2002 primarily due to commissions of 4.0% paid out on a $34.0 million loan and 3.5% paid out an a $14.7 million loan placed during the nine months ended September 30, 2003.

•	Advertising expenses increased by $0.6 million to $2.8 million for the nine months ended September 30, 2003 compared to $2.2 million for the same period in 2002 due to the Company’s continued marketing efforts to expand its operations.

General and Administrative Expenses

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $3.2 million or 92.% of total revenues for the third quarter of 2003, and $3.3 million or 37.9% of revenues for the third quarter of 2002, a decrease of $107,000 which is primarily related to a loss on investments in the third quarter of 2002 of $0.5 million compared to $0 loss in the third quarter of 2003, offset by other minimal increases.

General and administrative expenses of the Company were $10.2 million or 47.6% of total revenues for the nine months ended September 30, 2003, and $8.6 million or 38.0% of revenues for the nine months ended September 30, 2002, an increase of $1.6 million which is primarily related to professional fees (accounting, legal, consulting and professional fees) increased by $1.6 million to $2.5 million for the nine months ended September 30, 2003 compared to $0.9 million for the same period in 2002 mainly due to SEC filings.

The Company experienced losses of approximately $1.3 million related to reductions in property values of real estate held for sale that has been adjusted to a lower carrying value based on appraisals and offers for the nine months ended September 30, 2003.

The Company recorded a loss of approximately $0.7 million related to accrued fees that will not be collectible related to real estate held for sale.

The Company elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. The Company made this capital contribution to restore member capital accounts in Fund I. These capital accounts had been diminished by certain over-distributions to members. The Company did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I. The amount of the contribution was charged to current operating results during the three months ended March 31, 2003, as the Company did not receive additional units for the contribution.

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

Income (Loss) Before Income Taxes

As a result of the foregoing factors, results from operations before provision (benefit) for income taxes generated losses of $1.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2003 compared to income of $3.3 million and $7.4 for the same three and nine month periods in 2002.

Net Income (Loss)

For the three months ended September 30, 2003, the net loss was approximately $981,000 compared to net income of $2,156,000 for the same quarter in 2002, a decrease of $3,137,000 or 145.5%. For the nine months ended September 30, 2003, the net loss was $2,835,000 compared to net income of $4,863,000 in the same period in 2002, a decrease of $7,698,000 or 158.3%.

Earnings (Loss) Per Share

For the three and nine months ended September 30, 2003, the loss per share was $0.23 and $0.66, respectively. For the three and nine months ended September 30, 2002, the earnings per share – basic were $0.36 and $0.77, respectively. Considering the dilutive effect of the stock options and warrants, the earnings per share were $0.23 for the three months ended September 30, 2002 and $0.48 for the nine months ended September 30, 2002.

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

For the nine months ended September 30, 2003, the cash flows provided by operating activities of the Company approximated $2.9 million, compared to cash provided by operating activities of $5.5 million during the nine months ended September 30, 2002. Cash provided by investing activities approximated $5.6 million during the nine months ended September 30, 2003, compared to cash used of $3.0 million during the same period of the prior year. Financing activities used $8.4 million for the nine months ended September 30, 2003 compared to $4.8 million for the same nine-month period in 2002.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the nine months ended September 30, 2003, the Company generated positive cash flow of $5.6 million from investing activities and believes that cash generated from operations, together with cash and cash flows from investments in mortgage loans on real estate on hand at September 30, 2003, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

The Company is also exploring additional sources of financing including new credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which the Company brokers. Historically, the Company had relied primarily upon individual investors for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which the Company now depends as its principal funding sources. Fund I raised $100 million in a public offering of its units which was completed in June 2001. Fund II is currently seeking to raise $500 million through a public offering of its units. As of September 30, 2003, Fund II had raised approximately $424 million through the sale of units. The Company’s wholly owned subsidiary, Vestin Mortgage, is the manager of both Funds.

On November 7, 2003, the SEC declared the registration statement (Form S-11) of Vestin Fund III, LLC (“Fund III”) to be effective and the marketing of $120 million of Fund III units commenced. Fund III will invest in and operate multifamily, assisted living, office, industrial and retail property, and other income producing properties as well as investing in mortgage loans were the collateral is real property. Vestin Mortgage, Inc. is the Manager of Fund III. Vestin Mortgage, Inc. will earn real estate commissions, advisory fees, and property management fees as well as loan brokerage, evaluation, administration and extension, or modification fees Vestin Capital, Inc. is the dealer-manager for the sale of Fund III units, which will be sold primarily through selected dealers. Vestin Capital, Inc. will receive a 3% commission for all unit sales and 0.5% for diligence expenses. Investor funds will be held in escrow until the earlier of one year or the purchase of 1,000,000 units has occurred.

In addition, the Company is currently pursuing a public offering of subordinated notes. These efforts, if successful, would further enhance the Company’s access to funding sources.

The Company’s ability to attract investors to acquire interests in mortgage loans, either directly or through the Funds or other means, depends upon a number of factors, some of which are beyond the Company’s control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, the Company’s track record and the Company’s reputation. The Company believes that its ability to attract investors for mortgage loans has been enhanced by the high historical yields generated by such mortgage loans. These yields may prove more attractive in the near term if equity markets are perceived as being risky or volatile and if most fixed rate investments do not offer comparable yields.

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

In order to address these issues, the Company has pursued a strategy of: (i) using great care in the selection of mortgage loans in order to maintain its current track record, and (ii) developing additional funding sources such as Vestin Fund I, Vestin Fund II, and Vestin Fund III. In this manner, the Company is seeking to maintain its access to funding from current investors while broadening its funding sources, thereby enabling it to expand the scope of its mortgage brokerage operations. No assurance can be given that it will be successful in this effort.

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

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Fund I, and Fund II (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement gives the Lead Lenders the right to either (i) continue to remit to the Investor the interest due on the participated loan amount; (ii) substitute an alternative loan acceptable to the Investor; or (iii) repurchase the participated loan amount from the Investor for the outstanding balance plus accrued interest. These conditions effectively give the third party investors a priority lien on the participated loans. The Company currently has such agreements in place with four separate entities.

In order to comply with the operating agreements of Fund I and Fund II and Federal statutes, both Funds may redeem no more than 10% of the member’s capital in any calendar year. Beginning capital as of January 1, 2003 for Fund I and Fund II were $97.5 million and $315.0 million for calendar 2003, respectively. On June 17, 2003, Fund I discontinued accepting requests for the redemption of units for the 2003 calendar year. As of October 31, 2003, the total of redemptions made and redemptions requested and awaiting payment was $9.3 million for Fund I. All redemptions requests received after that date have been logged for redemption beginning in January 2004. As of October 31, 2003, requests to redeem approximately 866,000 units in 2004, approximately 554,000 units in 2005, and approximately 225,000 units in 2006 had been logged. On September 1, 2003, Fund II discontinued accepting requests for the redemption of units for the 2003 calendar year. As of September 1, 2003, the total of redemptions made and redemptions requested and awaiting payments was $26.3 million for Fund II. All redemption requests received after that date have been logged for redemption beginning in January 2004. As of October 31, 2003, requests to redeem approximately 3.5 million units in 2004 and 538,000 units in 2005 units had been logged.

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

Stephen J. Byrne, the Chief Operations Officer of Vestin Group since January 2001, has resigned effective November 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as noted below, there have been no material changes in the legal proceedings reported by the Company in its Annual Report on Form 10-KSB/A-2 for the year ended December 31, 2002.

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, Inc., are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. All of the defendants held liable to Desert Land are planning to appeal the judgment.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit		Page Number/
Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	*

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	*

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	*

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	**

3.1	Certificate of Incorporation	***

3.2	By-laws	***

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	***

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto	****

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	****

10.4	The 2000 Stock Option Plan of Sunderland Corporation	****

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	****

10.6	Employment Agreement between the Company and Ira S. Levine, dated September 1, 2000	******

10.7	Employment Agreement between the Company and Lance K. Bradford, dated April 1, 2000	*******

10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	*****

10.9	Operating Agreement Vestin Fund II, LLC	********

10.10	Operating Agreement Vestin Fund III, LLC	*********

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John W. Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

*	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

**	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

***	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

****	Previously filed on Form 10-KSB (File No. 000-24803) on June 30, 2000.

*****	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

******	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

*******	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 30, 2001.

********	Previously filed on Vestin Fund II, LLC’s Post Effective Amendment No. 4 (File no. 333-52484) on October 23, 2003,

(b) Reports on Form 8-K

Current Report on Form 8-K filed with the Commission on August 18, 2003, which reports the following item:

(i) Item 5 – Other Events and Regulation FD Disclosure

Current Report on Form 8-K filed with the Commission on August 8, 2003, which reports the following item:

(ii) Item 5 – Other Events and Regulation FD Disclosure

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By:	/s/ Michael V. Shustek Michael V. Shustek, Chief Executive Officer Date: November 14, 2003

By:	/s/ John W. Alderfer John W. Alderfer, Chief Financial Officer Date: November 14, 2003