Form 10KSB
period 2003-12-31
VESTIN GROUP INC
filed 2004-03-30
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $23,080,565

As of March 1, 2004, there were 5,328,340 shares of the issuer’s common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on March 1, 2004 was approximately $9.32 million.

The following items are the subject of a Form 12b-25 and have been omitted from this report: Items 6, 7, 8 and 8A and Exhibits 31.1, 31.2 and 32.

Documents Incorporated By Reference

None.

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company

Vestin Group, Inc. (“Vestin”, the “Company” or “we”, “us” or “our”) is primarily engaged in the commercial mortgage brokerage business. The Company arranges loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, the Company focuses on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, the Company will typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.

The Company conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage” or “Manager”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”, collectively referred to as the “Funds”) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin Nevada”). The Funds and inVestin Nevada invest in mortgage loans. Fund III also intends to invest in real property.

The Company was originally incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. We changed our name to Vestin Group, Inc. on June 23, 2000. Our principal executive offices are located at 2901 El Camino Avenue, Suite 206, Las Vegas, Nevada 89102. Our telephone number is 702-227-0965.

Mortgage Brokerage Operations

The Company’s mortgage business involves processing loan applications as well as approving, funding, and servicing loans. In processing a loan application, the Company will determine whether a proposed loan satisfies the Company’s lending criteria by analyzing the purpose of the loan, the value of the underlying real estate, and the credit history and references of the borrower. In order to verify a prospective borrower’s equity in a property or project, the Company typically receives an independent appraisal from an appraiser licensed or qualified as an independent appraiser and who is certified by or holds designations from one or more of the following organizations: the Federal National Mortgage Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., or Class IV Savings and Loan Appraisers. Generally, these appraisals are completed within twelve months prior to funding of the loan and may have been previously performed for the borrower. The appraisals may be for the current estimated “as-if developed” or “as-if completed” value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. However, appraisals are only estimates of value and cannot be relied on solely as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property.

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

The loan approval process of the Company typically involves a review by a loan committee which generally consists of three or more officers of the Company authorized to approve loans. The loan committee meets on a weekly basis or as necessary to review potential loans, reports and other information regarding a particular loan and/or borrower. Generally, the officers serving on the loan committee have substantial experience in the real estate and mortgage lending industries. The credit evaluation process may take up to 20 days as compared to conventional lenders which may take up to 120 days or longer in approving a particular loan.

The loans brokered by the Company for the Funds typically require the borrowers to execute promissory notes on the behalf of the Funds. The Funds receive monthly interest payments from the promissory notes as paid by the borrowers. Interest payments from the borrower may come from an interest reserve established at loan closing. The interest reserve may be advanced by the Company or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. The deeds of trust grant a security interest in the real property that serves as collateral for the loan. The Company will arrange loans which generally range from 50-75% of the appraised value of the property that serves as collateral for the loan in order to provide protection for the investments while permitting a significant return. The appraised value can increase or decrease as conditions and circumstances affecting the property change. Such change can be significant.

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

The Company monitors the repayment of the loans through its loan accounting department which services the loans. Servicing agents in the loan accounting department receive loan payments from the borrowers, disburse corresponding payments to the applicable lenders, such as the Funds, and assist in collection efforts on past due loans. Additionally, the servicing agents review loan status reports and alert collection agents within the Company in the event a borrower has not made a payment on its loan within one day of such payment’s due date. Collection agents notify the delinquent borrower of its default and allow the borrower to respond in a timely fashion prior to engaging in foreclosure action. Should the Company be required to commence foreclosure action on property serving as collateral to a loan in default, the Company will simultaneously begin negotiations with potential purchasers of the foreclosed property. Neither the Company nor the Funds intend to hold foreclosed properties as investments.

Management of Fund I, Fund II and Fund III

Vestin Mortgage is the manager of Fund I, Fund II, and Fund III, all of which are Nevada limited liability companies. As manager, Vestin Mortgage evaluates prospective investments, selects the mortgages in which the Funds will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage records an annual management fee of up to 0.25% of the aggregate capital contributions to the Funds per annum. The Manager may, in its sole discretion, waive its management fee. For the year ended December 31, 2003, the Manager recorded management fees of approximately $254,000 from Fund I and $953,000 from Fund II as compared to $249,000 from Fund I and $586,000 from Fund II for the same period in 2002. Amounts due from Fund I totaling $401,705 and $530,873 as of December 31, 2003 and 2002, respectively, and amounts due from Fund II totaling $1,431,253 and $1,247,156 for the same periods relate to management fees, earnings on units in Fund I and reimbursable expenses. In connection with the organization of the Funds, Vestin Mortgage received approximately 100,000 Units in Fund I for expenses paid by Vestin Mortgage to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund II. As of December 31, 2003, Fund III raised approximately $1,616,247 of the required $10,000,000 to break escrow and commence operations. Therefore, no management fees were earned by Vestin Mortgage for the year ended December 31, 2003 for Fund III. As of February 12, 2004, Fund III raised the required $10,000,000 to break escrow and commence operations.

The Operating Agreements for the Funds provide that Vestin Mortgage may be indemnified for any action, claim or liability arising from any act or omission made in good faith and in the performance of its duties under the Operating Agreement.

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

Construction Loans

Approximately 10-70% of the Company’s brokered loans are construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. The Company will typically require material and labor lien releases by the borrower per completed phase of the project. The Company will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value. Loan to value ratios on some construction loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans as described above.

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

Sources of Revenue

The Company’s mortgage brokerage operations generate revenues through (i) loan placement fees on the loans it brokers; (ii) loan servicing fees; and (iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 96% and 93% of the Company’s revenues in 2003 and 2002, respectively.

For each loan brokered by the Company, the Company receives a loan placement fee typically between 2% to 6% of the principal amount of the loan. Such fee is a competitive fee based upon local market conditions. An evaluation and processing fee of up to 5% per loan is charged to document and package the loan. Such fee is also a competitive fee based upon local market conditions. The servicing fee for administering the financing is an annual fee up to .25% of the outstanding principal of each loan. Loan extension fees may be up to 6% of outstanding principal on the loan as determined by law and local market conditions. Late charges are assessed for non-timely payments.

During the year ended December 31, 2003, there were 65 mortgage loans placed by the Company with an aggregate value of $266,843,250. During the year ended December 31, 2002, there were 79 mortgage loans placed by the Company with an aggregate value of $477,942,550. The majority of the loans placed by the Company are secured by real estate located in Nevada and other western states such as Arizona, California, Hawaii, Texas, Utah and Washington.

The following chart sets forth a summary of the types of loans arranged by the Company for the years ended December 31, 2003 and 2002.

	Number of	Aggregate	Loan Placement	Average
	Loans	Dollar Amount	Fees by Loan	Origination Fees
Loan Type	Originated	in Total	Type	as % of Loans
2003
Bridge and Residential Loans	32	$15,658,750	$361,820	2.31%
Construction and Acquisition and Development Loans	17	87,191,500	5,025,119	5.76%
Land Loans	3	43,618,000	1,649,950	3.78%
Commercial Loans	13	120,375,000	6,211,050	5.16%

	65	$266,843,250	$13,247,939	4.96%

2002
Bridge and Residential Loans	15	$31,205,050	$1,217,496	3.90%
Construction and Acquisition and Development Loans	25	226,836,000	11,084,200	4.89%
Land Loans	12	34,271,500	1,047,450	3.06%
Commercial Loans	27	185,630,000	7,422,825	4.00%

	79	$477,942,550	$20,771,971	4.35%

Investment in Mortgage Loans and Other Investments

The Funds are a primary source of money for loans originated by the Company. From time to time, the Company may co-invest in certain mortgage loans with participating lenders. The type and nature of such mortgage loans generally mirror the composition of loans placed through the Company’s mortgage brokerage operations.

As of December 31, 2003, the Company held for investment approximately $8,474,445 before valuation allowance of $1,795,670 of interests in mortgage loans. Interest income generated by such types of investments comprised less than 5% of the Company’s revenues for 2003 and 2002.

In the event of a default of loans in which the Company invested, the Company will initiate foreclosure activity on the property securing the corresponding loan and as a result, own such real estate. The types of real estate which the Company may own as a result of foreclosure include raw and undeveloped land and commercial and residential properties. Simultaneously with the foreclosure actions, the Company anticipates entering into negotiations with potential purchasers of such property. At December 31, 2003, the Company had eight properties totaling $6,678,774 net of valuation allowance of $1,795,660, which were acquired through foreclosure and recorded as investments in real estate held for sale. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

As of December 31, 2003, the Company held approximately 100,000 units in Fund I, representing approximately 1% of the equity of Fund I, and 110,000 units in Fund II, representing approximately 0.3% of the equity of Fund II. The primary activity of the Funds consists of investing in mortgage loans. The Company serves as manager of the Funds and evaluates loans to determine which loans the Funds should invest in. As of December 31, 2003, the Company had an investment in Fund III of approximately $673,088, which consists of certain costs paid on behalf of Fund III related to the registration and start-up costs. As of February 12, 2004, Fund III raised the required $10,000,000 to break escrow and commence operations. Such costs will be converted into membership units at a conversion price of $10 per unit once Fund III receives sufficient gross proceeds to ensure that such costs do not exceed 2% of the gross proceeds received by the Company. If converted into units, Vestin Mortgage would have received 67,309 units in Fund III related to this investment.

Competition

The Company must compete both for sources of funds to finance the mortgage loans which it brokers and for borrowers who are seeking mortgage loans.

Competition for Funds

Historically, the main source of the Company’s funds had been individual investors interested in the investment opportunity offered by the Company. Since 2001 the main source of the Company’s revenues have been the Funds. In seeking investors for the Funds, the Company competes with alternative investment vehicles as well as competing mortgage brokers. The attractiveness of the Company’s mortgage loans as compared with other investment opportunities depends upon the yields on loans placed by the Company, the safety of the underlying investment, the Company’s reputation, general economic conditions and real estate market conditions.

The increase in non-performing assets in the Funds and the resulting decline in rate of return and unit values has adversely affected the Company's ability to compete for new investors. In addition, the Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the Company is smaller than many of the full service financial firms which market alternative investment vehicles and has a more limited operating history.

In competing with other mortgage brokers, the Company has been a leading non-traditional real estate lender in southern Nevada. However, this may carry less weight as the Company expands its operations into other markets.

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

The Company considers its direct competitors to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. The Company’s principal competitors in its market niche as a non-conventional mortgage lender include: USA Capital, Residential Funding, First Security Bank, and United Bank of Texas. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company. Competition in the Company’s market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Other Business Operations

The Company conducts other operations through its subsidiaries. Vestin Capital, Inc., a wholly owned subsidiary of the Company, serves as the lead broker dealer on the sale of units for Fund I, Fund II, and Fund III and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund I and Fund II. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.

Vestin Advisors, Inc., a wholly owned subsidiary of the Company, is a passive non-bank custodian that serves as a custodian for individual retirement accounts of investors in Vestin products.

Government Approval and Regulation

The primary operations of Vestin Group are conducted through its wholly owned operating subsidiary, Vestin Mortgage. These operations are subject to regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a “privileged” license issued by the State of Nevada Financial Institutions Division (the “Division”). Under applicable Nevada law, the Division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

On March 26, 1999, Del Mar Mortgage, a company controlled by Mr. Shustek, entered into a stipulated court order (the “Order”) with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the “Division”) resolving a dispute regarding Del Mar Mortgage’s alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage agreed to assure compliance with applicable Nevada law in its advertising solicitation of mortgage borrowers and in its making and servicing of mortgage loans. In April 1999, Vestin Group (then known as Sunderland Acquisition Corporation) acquired the customer lists, good will and certain other intangible assets of Del Mar Mortgage and assumed certain liabilities related to such assets. Neither Vestin Group (then Sunderland Acquisition Corporation) nor Vestin Mortgage (then known as Capsource, Inc.) acquired any loans or other financial assets of Del Mar Mortgage, which continued to operate as an independent business. In contemplation of such acquisition, Vestin Group (then Sunderland Acquisition Corporation) and Vestin Mortgage (then Capsource, Inc.) agreed to be bound by the terms of the Order.

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

Employees

As of March 1, 2004, the Company and its subsidiary, Vestin Mortgage, employed 43 personnel of which one was a part-time employee. Of these employees, 16 were employed to identify, arrange, and service loans and 27 performed general and administrative as well as information technology and marketing functions. The Company has entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

Available Information

Our Internet website address is www.vestingroup.com. We make available free of charge this website our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. The Company’s office is approximately 15,000 square feet and houses the Company’s marketing, loan processing and administrative personnel. The Company leases its principal executive offices from The Wildwood Hills Development, Corporation. The lease agreement governing this property expires in April 2006 and the base rent is approximately $36,000 per month.

The Company has entered into a new lease for its executive offices which are currently under construction at Durango Road and the 215 Beltway in Las Vegas, Nevada with Luke Properties, LLC. The Company believes that construction will be completed in summer 2004. The Company is attempting to sublease its current office space. The Company’s new office space is approximately 41,614 square feet. The new lease agreement governing this property will expire in March 2014 and the base rent is approximately $72,824.50 per month. The Company anticipates that it will need to make $100,000 to $150,000 in tenant improvements in excess of the allowance provided by the landlord. The Company believes that the new leased office space is adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest stockholder and CEO of Vestin Group are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit.

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of March 30, 2004. We believe that we have fully complied with SEC disclosure requirements and are fully cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 Annual Meeting of Stockholders as further discussed below:

(a)	Our 2003 Annual Meeting of Stockholders was held on November 24, 2003 in San Diego, California.

(b)	Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting of Stockholders the following matters were considered and voted upon:

1.	The election of five directors to serve on the Company’s Board of Directors until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Nominee	Votes For	Votes Against	Abstentions
Michael V. Shustek	4,596,035	0	34,750
Lance K. Bradford	4,598,035	0	32,750
Robert J. Aalberts	4,599,035	0	31,750
David Chavez	4,599,035	0	31,750
Roland M. Sansone	4,599,035	0	31,750

2.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended December 31, 2003.

Votes For	Votes Against	Abstentions
4,623,885	4,800	2,100

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is traded on the Nasdaq National Market under the ticker symbol “VSTN”. The Company has received notice from the Nasdaq that it no longer meets the minimum value of publicly held shares required for the Company’s inclusion on the Nasdaq National Market. The Company has been afforded an opportunity to regain compliance or transfer to the Nasdaq Small Cap Market. The Company is currently contemplating transferring its securities to the Nasdaq Small Cap Market.

The table below lists the quarterly high and low sales prices for the Common Stock as reported by the Nasdaq for the four quarters in 2003 and 2002. As of March 15, 2004, the closing sale price for the Company’s Common Stock was $2.00 per share.

	Nasdaq
	US $High	US $Low
2003
First Quarter	7.00	5.20
Second Quarter	6.01	2.92
Third Quarter	3.70	2.22
Fourth Quarter	3.15	1.85
2002
First Quarter	8.02	5.05
Second Quarter	9.75	6.80
Third Quarter	9.20	6.11
Fourth Quarter	7.84	6.55

Holders

On March 1, 2004, there were approximately 145 stockholders of record of the Company’s Common Stock, which does not reflect the beneficial stockholders whose shares are held in nominee names.

Dividends

Any determination to pay dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. According to the Company’s Certificate of Designations, holders of the Company’s Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum (initially set at $10) and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock, which may be paid in cash or in Common Stock and are not cumulative. The Company paid approximately $901,911 in dividends to Preferred Stock shareholders during 2003. During the year 2003 the Company declared dividends on Common Stock as follows:

Month	Dividend Per
Declared	Common Share
March	$0.12

Recent Sales of Unregistered Securities

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information regarding the directors and executive officers of Vestin Group as of March 15, 2004:

Name	Age	Title
Michael V. Shustek	45	Chairman of the Board, Chief Executive Officer, President and Director
Lance K. Bradford	37	Treasurer, Chief Financial Officer and Director
Ira S. Levine	43	Secretary
Michael J. Whiteaker	54	Vice President of Regulatory Affairs
Peggy S. May	34	Vice President of Vestin Mortgage, a subsidiary of Vestin Group
Daniel B. Stubbs	42	Senior Vice President, Underwriting of Vestin Mortgage, a subsidiary of Vestin Group
Robert J. Aalberts	53	Director
David Chavez	39	Director
Roland M. Sansone	49	Director

All the directors of Vestin Group hold office until the next annual meeting of stockholders. The last annual meeting of Vestin Group stockholders was November 24, 2003. Michael Shustek can cause a change in the Board of Directors of Vestin Group by virtue of his controlling ownership interest in Vestin Group. The By-laws of Vestin Group provide for up to five directors and permit the Board of Directors to fill any vacancy on the Board of Directors. Officers of the company serve at the discretion of the Board of Directors.

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Robert J. Aalberts has been a director of Vestin Group since April 1999. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; and he is the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He is admitted to the State Bar of Louisiana.

Lance K. Bradford has served as Chief Financial Officer, Treasurer and Secretary and a director of Vestin Mortgage and Treasurer and a director of Vestin Group since April 1999. In addition, Mr. Bradford was appointed as Chief Financial Officer of Vestin Group in February 2004 and serves on the Company’s loan committee. Mr. Bradford also served as President of Vestin Group from January 2001 until February 2004. Mr. Bradford previously held the office of Chief Financial Officer of Vestin Group from 1999 to September 2002. Mr. Bradford also acts as the functional equivalent of a Chief Financial Officer for both Vestin Fund I and Vestin Fund II. Mr. Bradford was also the Corporate Secretary of Vestin Group from 1999 to 2000. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a certified public accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

David Chavez has served as the chief executive officer of Chavez & Koch, a business consulting and certified public accounting firm since 1996. Prior to 1996, Mr. Chavez served in both the tax and audit practices of Arthur Andersen. Mr. Chavez serves as the chairman of the Henderson Chamber of Commerce’s Business Action

Committee. Mr. Chavez received his Bachelor of Science in Business Administration from the University of Nevada, Las Vegas with a concentration in Accounting. Mr. Chavez is a certified public accountant.

Ira S. Levine has been the Corporate Secretary of Vestin Group since January 2001. Mr. Levine also served as the Executive Vice President of Legal and Corporate Affairs from September 2000 to December 2003. Mr. Levine received his Bachelor of Science in Business Administration specializing in Accounting from the University of Nevada in 1982, his Juris Doctor from Pepperdine University School of Law in 1985 and his Masters of Legal Letters in Taxation from New York University in 1986. Mr. Levine is a member of the state bars of both Nevada and California. Since July 2003, Mr. Levine has been a partner of Levine, Garfinkel & Katz, LLP. From 1997 to 2003, Mr. Levine was a partner in the law firm of Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP. Prior to that he was a shareholder in the law firm of Levine, McBride & Garfinkel, LLP. From 1995 to 1997, Mr. Levine was a shareholder in the law firm of Quartes & Brady LLP, formerly known as Streich Lang. Prior to that, Mr. Levine was senior vice president, secretary and general counsel of United Gaming, Inc. now known as Alliance Gaming, Inc. Mr. Levine started his legal career with the law firm of McKenna Long & Aldridge LLP formerly known as McKenna, Conner & Cuneo in Los Angeles, California.

Peggy S. May has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. Ms. May was the President of Vestin Mortgage from January 2001 to February 2004. From 1997 to 2000, Ms. May was the Senior Vice President of Vestin Mortgage. Ms. May is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending. Ms. May is the former wife of Mr. Shustek, the Company’s Chief Executive Officer, President and Chairman.

Roland M. Sansone has served as President of Sansone Development, Inc. since 2002. Sansone Development, Inc. is a real estate development company. Mr. Sansone has been self-employed as a manager and developer of real estate since 1980. Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property. Mr. Sansone attended Mt. San Antonio College.

Michael V. Shustek has been a director of Vestin Mortgage, a subsidiary of Vestin Group, and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the Company’s loan committee. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is the former husband of Ms. May, the Vice President of Vestin Mortgage.

Daniel B. Stubbs has been the Executive Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

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

Audit Committee

Vestin Group has established an Audit Committee currently comprised of Robert Aalberts, David Chavez, and Roland Sansone. The Board of Directors of the Company believes that Mr. Chavez is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B and meets the definition of “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Director Compensation

We pay our non-employee directors a retainer of $1,500 for each Board meeting attended in person, $750 per Board meeting attended by telephone conference and $500 for each committee meeting attended, whether in person or by telephone. Non-employee directors are reimbursed for reasonable travel time and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees of the Board of Directors. Each outside director typically receives 15,000 options to acquire the Company’s common stock at the then fair market value on the date the non-employee director is elected to the Board.

Employee directors do not receive any additional compensation for serving as members of our Board of Directors or any committee of our Board of Directors. Employee directors are eligible to participate in our compensation and benefit plans that are generally available to our other employees, including the receipt of stock options under our 2000 Stock Option Plan and 401(k) Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, the Company believes that, for the 2003 fiscal year, the Company’s executive officers and directors timely filed all reports required under Section 16(a) for such fiscal year.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the executive officers and senior financial and accounting officers of the Company. The Company’s code of ethics has been filed as Exhibit 14.1 to this Report. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION AND RELATED INFORMATION

     The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal year ended December 31, 2003 to Vestin Group’s and Vestin Mortgage, Inc.’s Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended December 31, 2003 exceeded $100,000. The individuals included in the following table are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(4)	($)	(#)	($)	($)
Michael V. Shustek	2003	150,000	875,000	0	0	500,000	0	0
Chief Executive Officer	2002	793,500	0	0	0	500,000	0	0
of the Company	2001	852,000	20,529	0	0	500,000	0	0
Stephen J. Byrne (1)	2003	200,000	166,000	0	0	0	0	0
Chief Operations Officer	2002	361,100	14,175	0	0	100,000	0	0
of the Company and Chief Executive Officer of Vestin Mortgage	2001	332,908	22,406	0	0	0	0	0
Lance K. Bradford	2003	200,000	122,000	0	0	0	0
Chief Financial Officer	2002	302,160	0	0	0	200,000	0	0
and Treasurer of the Company	2001	296,500	2,597	0	0	0	0	0
Peggy S. May	2003	160,000	43,000	0	0	0	0
Vice President of Vestin	2002	176,100	62,009	0	0	63,334	0	0
Mortgage(2)	2001	132,667	29,000	0	0	35,000	0	0
John Alderfer	2003	178,750	0	0	0	0	0
Chief Financial Officer(3)	2002	175,000	0	0	0	0	0
	2001	0	0	0	0	0	0
Daniel B. Stubbs	2003	121,800	20,685	0	0	0	0
Senior Vice President,	2002	128,174	70,000	0	0	50,000	0	0
Underwriting of Vestin Mortgage	2001	90,000	49,395	0	0	10,000	0	0

(1)	Mr. Byrne resigned his position as Chief Operations Officer of the Company and as Chief Executive Officer of Vestin Mortgage in 2003. Mr. Byrne’s 2003 compensation represents his total annual compensation. Mr. Byrne’s prorated salary was $191,666 and he received $180,000 in severance by the Company in 2003 and $180,000 in January of 2004. The compensation for Mr. Byrne includes compensation for services rendered to Vestin Mortgage, Inc. as its Chief Executive Officer.

(2)	The compensation for Ms. May includes compensation for services rendered to Vestin Mortgage and Vestin Capital, Inc. All of Ms. May’s 2003 compensation was paid directly by Vestin Capital, Inc., and all of her 2002 compensation was paid for by Vestin Mortgage, and Vestin Mortgage and Vestin Capital each paid 50% of her compensation in 2001.

(3)	Mr. Alderfer joined Vestin Group in September 2002 and resigned his position as Chief Financial Officer of the Company in February 2004. Mr. Alderfer’s 2002 compensation represents his total annual compensation. Mr. Alderfer’s prorated salary was $43,750 and his bonus $500. Mr. Alderfer received $102,500 in severance by the Company in February of 2004.

(4)	None of the Named Executive Officers received other annual compensation exceeding the lesser of $50,000 or 10% of their salary and bonus for the relevant year.

Option Grants in Last Fiscal Year

The following Option and Warrant/ SAR Grants Tables set forth the individual grants of stock options made in fiscal 2003 to Vestin Group’s Named Executive Officers named in the Summary Compensation Table above.

Option & Warrant/ SAR Grants in Fiscal Year 2003
(Individual Grants)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees	Base	Expiration
Name	Granted(#)	in Fiscal 2003(%)	Price($/SH)	Date
Michael V. Shustek	500,000	98.1%	$2.03	12/12/2013

Aggregated Option Exercises and Fiscal Year-End Values

The following table sets forth information with respect to each of our Named Executive Officers named in the Summary Compensation Table concerning the exercise of stock options during the 2003 fiscal year and the number of shares subject to unexercised stock options held at the close of such fiscal year. No stock appreciation rights were exercised during the 2003 fiscal year, and no stock appreciation rights were outstanding at the close of such year.

In the following table, “Value Realized” is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the “Value of Unexercised In-The-Money Options” is based the closing selling price per share at the close of the 2003 fiscal year less the exercise price payable per share. Options are “In-the-Money” if the fair market value of the underlying options exceeds the exercise price of the option.

			Number of Shares of Common		Value of Unexercised
			Stock Underlying Unexercised		In-the-Money Options
	Shares Acquired on	Value	Options at December 31, 2003		at December 31, 2003
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Michael V. Shustek	—	—	2,000,000	—	265,000	—
Stephen J. Byrne	—	—	133,330	—	—	—
Lance K. Bradford	—	—	66,660	133,340	—	—
Peggy S. May	—	—	66,109	42,225	—	—
John Alderfer	—	—	16,665	33,335	—	—
Daniel Stubbs	—	—	31,665	33,335	—	—

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

In December 1999, we entered into an Employment Agreement with Michael V. Shustek to serve as our Chief Executive Officer. Pursuant to the agreement, Mr. Shustek is entitled to receive a minimum annual salary of $720,000 and such additional salary as our Board of Directors deems appropriate. Mr. Shustek is also entitled to receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement additionally provides that Mr. Shustek is to receive warrants to purchase up to 500,000 shares of our common stock each year during the term of the agreement. The agreement terminates on November 30, 2002, but will continue for successive one year periods unless either we or Mr. Shustek provide thirty days’ notice. In

February 2004, Mr. Shustek assumed the title of President along with the day-to-day operational responsibilities associated with that position.

On January 1, 2003, we entered into an Employment Agreement with Lance K. Bradford to serve as our President. Pursuant to the agreement, Mr. Bradford is entitled to receive an initial annual salary of $200,000 and performance bonuses as our Board of Directors deems appropriate. Mr. Bradford is also entitled to receive an automobile and living allowance in the amount of $1,000 per month during the term of the agreement. The agreement also provides that Mr. Bradford will be entitled to an amount equal to the lesser of six months, salary or the salary due for the remaining term of his agreement in the event that Mr. Bradford is terminated without Cause, as such term is defined in the agreement. The agreement terminates December 31, 2008 but will continue for successive one year periods unless either we or Mr. Bradford provide thirty days’ notice. In February 2004, Mr. Bradford relinquished his title of President in order to devote all of his energies as our new Chief Financial Officer.

Peggy S. May entered into an Employment Agreement with Vestin Mortgage, with an effective date of September 1, 2001, to serve as its President. Pursuant to the agreement, Ms. May is entitled to receive an initial annual salary of $160,000. Ms. May is also eligible for bonuses subject to the discretion of Vestin Mortgage’s Board of Directors. The agreement additionally provides that Ms. May is to receive an amount equal to twelve months’ salary if Vestin Mortgage terminates the agreement without Cause, as such term is defined in the agreement. The agreement terminates on August 31, 2004 but will continue for successive one year periods unless either Vestin Mortgage or Ms. May provides thirty days’ notice.

On January 1, 2003, Daniel Stubbs entered into an Employment Agreement with Vestin Mortgage to serve as an executive officer. Pursuant to the agreement, Mr. Stubbs is entitled to receive an initial salary of $121,800. Mr. Stubbs is also eligible to receive bonuses, subject to the discretion of Vestin Mortgage’s Board of Directors. The agreement also provides that Mr. Stubbs will be entitled to an amount equal to the lesser of six months’ salary or the salary due for the remaining term of his agreement in the event Mr. Stubbs is terminated without Cause, as such term is defined in the agreement. The agreement terminates December 31, 2008 but will continue for successive one year periods unless either Vestin Mortgage or Mr. Stubbs provides thirty days’ notice.

On October 14, 2003, we entered into a Separation Agreement and Release with Steve Byrne under which Mr. Byrne’s employment with us and certain of our affiliates was terminated, effective November 30, 2003. Under the terms of the agreement, Mr. Byrne received a payment of $180,000 upon the execution of the agreement and an additional $180,000 on or before January 31, 2004. The agreement also provides that Mr. Byrne may exercise his vested stock options to purchase shares of our common stock through the remaining term set forth in his option agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership

The following table indicates the beneficial ownership of Vestin Group’s voting securities by each person known by Vestin Group to be the beneficial owner of more than 5% of such securities, as well as the securities of Vestin Group beneficially owned by all officers and directors of Vestin Group as of March 1, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or that will become exercisable within 60 days of March 1, 2004, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)
Michael V. Shustek, Chairman, Chief Executive Officer and President	5,164,199	(2)	70.5%
of Vestin Group 2901 El Camino Avenue Las Vegas, Nevada 89102
Ira S. Levine, Corporate Secretary of Vestin Group	175,100	(3)	3.2%
2901 El Camino Avenue Las Vegas, Nevada 89102
Peggy S. May, Vice President of Vestin Mortgage	110,984	(4)	2.1%
2901 El Camino Avenue Las Vegas, Nevada 89102
Lance K. Bradford, Treasurer, Chief Financial Officer and Director of	97,160	(5)	*
Vestin Group and Chief Financial Officer, Treasurer, Secretary and Director of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102
Daniel Stubbs, Senior Vice President, Underwriting of Vestin Mortgage	34,325	(6)	*
2901 El Camino Avenue Las Vegas, Nevada 89102
Michael J. Whiteaker, Vice President of Regulatory Affairs of Vestin Group	50,200	(7)	1%
2901 El Camino Avenue Las Vegas, Nevada 89102

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)
Robert J. Aalberts, Director of Vestin Group	16,700	(8)	*
2901 El Camino Avenue Las Vegas, Nevada 8910
David Chavez, Director of Vestin Group	0		*
2901 El Camino Avenue Las Vegas, Nevada 89102
Roland M. Sansone, Director of Vestin Group	0		*
2901 El Camino Avenue Las Vegas, Nevada 89102
Bernard Greenblatt Trust U/A/D 7/15/96, Bernard Greenblatt, Trustee	373,355	(9)	7.0%
880 Buffwood Avenue Las Vegas, Nevada 89123
The Redd 1996 Trust, William Si Redd, Trustee	834,704	(10)	15.7%
2340 Camero Avenue		(11)
Las Vegas, Nevada 89123
All directors and executive officers as a group (9 persons)(12)	5,648,668		78.4%

*	Less than 1%

(1)	Based upon 5,328,340 shares outstanding on March 1, 2004.

(2)	Includes warrants to purchase up to 2,000,000 shares of Common Stock within 60 days of March 1, 2004.

(3)	Includes options to purchase up to 150,000 shares of Common Stock exercisable within 60 days of March 1, 2004.

(4)	Includes options to purchase up to 66,109 shares of Common Stock exercisable within 60 days of March 1, 2004.

(5)	Includes warrants to purchase up to 66,660 shares of Common Stock exercisable within 60 days of March 1, 2004.

(6)	Includes options to purchase up to 31,665 shares of Common Stock exercisable within 60 days of March 1, 2004.

(7)	Includes options to purchase up to 50,000 shares of Common Stock exercisable within 60 days of March 1, 2004.

(8)	Includes options to purchase up to 15,000 shares of Common Stock exercisable within 60 days of March 1, 2004.

(9)	The primary beneficiaries of the Greenblatt Trust are three hospitals and Leona Ledbedder.

(10) Includes warrants to purchase 12,336 shares of Common Stock of the Company held by Millennium 2001 Trust, which has common beneficiaries as the Redd 1996 Trust. The Redd 1996 Trust and the Millennium 2001 Trust are hereinafter referred to collectively as the “Redd 1996 Trust.” The beneficiary of the Redd 1996 Trust is Tammy Redd.

(11) The holders of the Company’s preferred stock are entitled to convert their preferred stock into common stock at a ratio of $6.08 for one share of common stock. If all of the preferred stockholders were to convert into common stock, the Redd 1996 Trust would own approximately 12.3% of the total issued and outstanding shares and the Bernard Greenblatt Trust would own approximately 5.5%. In addition, the beneficial ownership of the following stockholders would be reduced as follows: Michael Shustek 58.7%, Ira Levine 2.5%, Peggy May 1.6%, Lance Bradford 1.4%, Michael Whiteaker will own less than 1%, and all directors and executive officers as a group 61.5%.

(12) Includes options and warrants to purchase up to 1,879,434 shares of Common Stock exercisable within 60 days of March 1, 2004.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted-average Exercise	Equity Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders (1)	1,129,330	$5.57	370,670 (2)
Equity Compensation Plans Not Approved by Stockholders	2,000,000 (3)	$4.53	—

Total	3,129,330		370,670

(1)	Consists of the 2000 Stock Option Plan, as amended in 2002.

(2)	Consists of shares available for future issuance under the 2000 Stock Option Plan. As of December 31, 2003, an aggregate of 370,670 shares of our common stock were available for issuance under the 2000 Stock Option Plan.

(3)	Consists of 2,000,000 warrants of which 500,000 has been granted each year for the past four years to Mr. Shustek pursuant to his employment agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a number of transactions with its principal stockholder and other related parties. Such transactions fall into the following categories:

1. Transactions with the Funds

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to Fund I and Fund II. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004. Vestin Mortgage expects that the settlement will result in the reversal of a previously recorded $4.8 million reserve to cover the shortfall.

For the years ended December 31, 2003 and 2002, the Company recorded revenues of approximately $85,000 and $30,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the years ended December 31, 2003 and 2002, Vestin Mortgage recorded management fees from Fund I of approximately $254,000 and $249,000, respectively.

For the years ended December 31, 2003 and 2002, the Company recorded revenues of approximately $102,000 and $30,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the years ended December 31, 2003 and 2002, Vestin Mortgage recorded management fees from Fund II of approximately $953,000 and $586,000, respectively.

As of December 31, 2003, the Company had an investment in Fund III of approximately $673,088, which consists of certain costs paid on behalf of Fund III related to the registration and start-up costs. As of February 12, 2004, Fund III raised the required $10,000,000 to break escrow and commence operations. Such costs will be converted into membership units at a conversion price of $10 per unit once Fund III receives sufficient gross proceeds to ensure that such costs do not exceed 2% of the gross proceeds received by Fund III. If converted into units Vestin Mortgage would have received 67,309 units in Fund III related to this investment.

During the year ended December 31, 2003, the Company elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. The Company did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I to approximately $10 per unit. The amount of the contribution was charged to current operating results during the year ended December 31, 2003, as the Company did not receive additional units for the contribution. The note was paid in full as of December 31, 2003.

During the year ended December 31, 2003, the Company purchased real estate held for sale of $1.6 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.

During the year ended December 31, 2003, the Company sold $10.0 million in loans to Fund II pursuant to the terms of the Operating Agreement of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2003, the Company also purchased $4.7 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not the Company’s intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.

2. Transactions with Officers and Directors and their Affiliates

In 2000, the Company loaned Donovan Jacobs, an employee, approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan to Mr. Jacobs. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of December 31, 2003, the balance on this note was $87,964.

At December 31, 2001, the Company had approximately $352,000 due from Mr. Shustek, the majority stockholder and Chief Executive Officer of the Company. These balances bore no interest and were due on demand. Such indebtedness was incurred prior to the Company becoming a public company when the Company advanced to Mr. Shustek funds necessary to enable him to pay taxes on undistributed S corporation income. The largest amount outstanding on such indebtedness during 2002 was $352,000. As of May 10, 2002, such indebtedness was paid in full by Mr. Shustek.

The Company had an investment in the amount of $153,810 in a mortgage loan to Del Mar Mortgage, Inc., which is 100% owned by our Chief Executive Officer. During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff which was fully collected in January 2003. The Company has not made, and does not contemplate making, any investments in Del Mar Mortgage, Inc.

The Company had an investment in Prepaid Advisors.com, a financial services start-up company, of $453,500 recorded at cost as of December 31, 2001. The President of the Company previously had a controlling equity interest in Prepaid Advisors.com and was Chairman of the company’s board. The Company sold its investment in Prepaid Advisors.com in the last quarter of 2002 and recorded a loss of $253,500.

The Company had an investment in an Internet credit reporting start-up company of $150,000 recorded at cost as of December 31, 2001. The President of Creditmart.com is a stockholder and former Director of the Company. The Company wrote off the investment in June 2002.

At December 31, 2001 and 2002 the Company had an investment of $69,310 in a mortgage loan to an entity that is 100% owned by the Company’s Chief Executive Officer. The note had a face value of $669,310, with interest at 13.5% and matured in January 2003. The remaining portion of the loan amount totaling $600,000 was funded by another entity 100% owned by the Chief Executive Officer of the Company. At December 31, 2001 and 2002, the note was delinquent more than 90 days with respect to interest payments. The note was paid in full in January 2003.

Amounts due from inVestin Nevada, Inc. (“inVestin Nevada”) totaling $161,481 relate to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin Nevada, a corporation wholly-owned by the Chief Executive Officer of the Company was created as an additional funding source for the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin Nevada whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by inVestin Nevada above the average aggregate interest paid to the debenture holders During the year ended December 31, 2003, Vestin Mortgage earned approximately $161,000 relating to the agreement. During March 2004, this balance was paid off in full.

During the year ended December 31, 2003, Vestin Mortgage had approximately $693,000 due from Mr. Shustek related to various advances and legal costs paid by Vestin Mortgage on his behalf. During December 2003, Mr. Shustek repaid the entire balance through the assignment of certain assets.

During the years ended December 31, 2003 and 2002, the Company paid $755,222 and $509,283, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

The Company’s President and Tax Manager are equity owners in L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2003 and 2002, approximately $228,000 and $150,000, respectively, was paid to L.L. Bradford for services provided to the Company. During the same period, L.L. Bradford also assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company.

During the year ended December 31, 2003, the Company paid approximately $1,017,000 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company's Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

During 2003, the Company paid approximately $28,000 to a company owned jointly by the Company’s Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)

10.7	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.8	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.9	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.10	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003.	(9)

10.11	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002.	(9)

10.12	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

10.13	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

Exhibit		Page Number/
Number	Description	Filing Method

10.14	Employment Agreement by and between Vestin Mortgage, Inc. and Peggy May, dated September 1, 2001.

10.15	Employment Agreement by and between Vestin Mortgage, Inc. and Daniel Stubbs, dated January 1, 2003

10.16	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003

10.18	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001.

10.19	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004.

10.20	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002

14.1	Code of Ethics

21.1	List of Subsidiaries of the Company

31.1	Section 302 Certification of Michael V. Shustek	(11)

31.2	Section 302 Certification of Lance K. Bradford	(11)

32	Certification Pursuant to U.S.C. 18 Section 1350	(11)

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	To be filed by amendment.

(b) Reports on Form 8-K.

Current Reports on Form 8-K filed with the Commission on November 19, 2003 and December 24, 2003, which report the following items:

(i)	Item 5 — Other Events and Regulation FD Disclosure;

(ii)	Item 7 — Financial Statements and Exhibits;

(iii)	Item 9 — Regulation FD Disclosure; and

(iv)	Item 12 — Results of Operations and Financial Condition, including Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2003 and 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended December 31, 2003 and December 31, 2002, Ernst & Young LLP provided various audit, audit related and non-audit services to us as follows:

	December 31, 2003	December 31, 2002
Audit Fees:	$77,445	$191,660
Audit Related Fees:	$332,226	$127,931
Tax Fees:	$0	$0
All Other Fees:	$174,520	$48,417

Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Ernst & Young LLP’s independence.

Prior to the completion of Ernst & Young LLP’s audit of our consolidated financial statements as of and for the year ended 2003, Ernst & Young LLP notified our Audit Committee that it would not render its report for our consolidated financial statements until the pending informal inquiry by the Pacific Regional Office of the Securities and Exchange Commission, as more fully described in Legal Proceedings in this Report, is substantially resolved. On March 17, 2004, we engaged Moore, Stephens, Wurth, Frazer & Torbet, LLP (“Moore Stephens”) to replace Ernst & Young LLP as our independent auditors to conduct the audit of our consolidated financial statements as of and for the year ended December 31, 2003. Moore Stephens did not provide services to us in fiscal 2003 or 2002.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer

Dated: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Michael V. Shustek Michael V. Shustek *Principal Executive Officer	Chairman of the Board, Chief Executive Officer and Director	March 30, 2004

/s/ Lance K. Bradford Lance K. Bradford *Principal Financial and Accounting Officer	Chief Financial Officer, Treasurer and Director	March 30, 2004

/s/ Robert J. Aalberts Robert J. Aalberts	Director	March 30, 2004

/s/ David Chavez David Chavez	Director	March 30, 2004

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)

10.7	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.8	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.9	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.10	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003.	(9)

10.11	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002.	(9)

10.12	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

10.13	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

10.14	Employment Agreement by and between the Company and Peggy May, dated September 1, 2001.

Exhibit		Page Number/
Number	Description	Filing Method
10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003

10.16	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003

10.18	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001.

10.19	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004.

10.20	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002.

14.1	Code of Ethics

21.1	List of Subsidiaries of the Company

31.1	Section 302 Certification of Michael V. Shustek	(11)

31.2	Section 302 Certification of Lance K. Bradford	(11)

32	Certification Pursuant to U.S.C. 18 Section 1350	(11)

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	To be filed by amendment.