Form 10KSB/A
period 2003-12-31
VESTIN GROUP INC
filed 2004-04-14
CIK 1068132

The following items were
the subject of a Form 12b-25
and are included herein:
Items 6, 7, 8 and 8A
and Exhibits 31.1, 31.2 and 32.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

This Form 10KSB-A is being amended and restated in its entirety to (i) provide Items 6, 7, 8 and 8A, which were previously the subject of a Form 12b-25 and previously omitted and (ii) to make certain corrections of information to Items 1, 2, 3, 5, 9, 10, 11, 12 and 13.

In addition, our principal executive officer and principal financial officer are providing the certifications required by Rule 13a-14, promulgated under the Securities Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 to the Sarbanes-Oxley Act of 2002, in connection with this Form 10-KSB/A.

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

The Company was originally incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. We changed our name to Vestin Group, Inc. on July 3, 2000. Our principal executive offices are located at 2901 El Camino Avenue, Suite 206, Las Vegas, Nevada 89102. Our telephone number is 702-227-0965.

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

Sources of Revenue

The Company’s mortgage brokerage operations generate revenues through (i) loan placement fees on the loans it brokers; (ii) loan servicing fees; and (iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 89% and 96% of the Company’s revenues in 2003 and 2002, respectively.

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

As of December 31, 2003, the Company held for investment approximately $843,035 net of valuation allowance of $110,000. Interest income generated by such types of investments comprised less than 5% of the Company’s revenues for 2003 and 2002.

In the event of a default of loans in which the Company invested, the Company will initiate foreclosure activity on the property securing the corresponding loan and as a result, own such real estate. The types of real estate which the Company may own as a result of foreclosure include raw and undeveloped land and commercial and residential properties. Simultaneously with the foreclosure actions, the Company anticipates entering into negotiations with potential purchasers of such property. At December 31, 2003, the Company had eight properties totaling $7,036,203, which were acquired through foreclosure and recorded as investments in real estate held for sale. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

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

Investment capital raised by the Funds is subject to the Mortgage Program Guidelines and Real Estate Programs of the North American Securities Administrators Association (“NASAA”). These guidelines are adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates are generally limited by guidelines set forth the NASAA program guidelines. These guidelines also include certain investment procedures and criteria which are required for new loan and real estate investments.

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

The Company has entered into a new lease with Luke Properties, LLC for its executive offices which are currently under construction at Durango Road and the 215 Beltway in Las Vegas, Nevada. The Company currently anticipates that construction will be completed in the summer of 2004. The Company is attempting to sublease its current office space. The Company’s new office space is approximately 41,614 square feet. The new lease agreement governing this property will expire in March 2014 and the base rent is $72,824.50 per month. The Company anticipates spending $100,000 to $150,000 in tenant improvements in excess of the allowance provided by the landlord. The Company believes that the new leased office space will be adequate for its current operations.

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

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit.

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

On May 30, 2003, Vestin Mortgage filed a civil action against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

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

Dividends

Any determination to pay dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. According to the Company’s Certificate of Designations, holders of the Company’s Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum (initially set at $10) and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock, which may be paid in cash or in Common Stock and are not cumulative. The Company paid approximately $901,079 in dividends to Preferred Stock shareholders during 2003. During the year 2003 the Company declared dividends on Common Stock as follows:

Month	Dividend Per
Declared	Common Share
March	$0.12

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the Company’s financial condition and results of operations for the years ended December 31, 2003 and 2002. This information should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-KSB/A.

OVERVIEW

The Company is primarily engaged in the commercial mortgage brokerage business. The Company arranges loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, result in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, the Company focuses on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, the Company typically focuses on the value of the collateral, which reduces the paperwork and time needed to evaluate other factors.

Vestin Mortgage, our wholly-owned subsidiary, operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land and residential mortgage loans secured by real property as well as managing Vestin Fund I, Vestin Fund II, Vestin Fund III (collectively, the “Funds”) and inVestin Nevada, a company wholly-owned by the Company’s Chief Executive Officer. The Funds and inVestin Nevada invest in mortgage loans. Fund III also intends on investing in real property.

The Funds are the main funding sources for Vestin Mortgage’s commercial mortgage brokerage activities. As manager of the Funds, Vestin Mortgage evaluates prospective investments, selects the mortgages in which the Funds will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds.

The Company experienced a decline in total revenues from its mortgage brokerage operations from approximately 89% of total revenues in 2003 compared to 96% in 2002. Factors that affect the Company’s mortgage brokerage operations include (i) an increase in non-performing assets at the Funds, (ii) withdrawals by Fund members, (iii) a general slowdown of commercial real estate lending activity, (iv) a reduction in the number of suitable loans the Company is able to identify and (v) increased competition in its lending sector.

SUBSEQUENT EVENTS

On March 15, 2004, the Company notified Planned Licensing, Inc., the public relations firm for Joe Namath, that it is terminating its License Agreement, dated January 10, 2001 (the “License Agreement”), with Mr. Namath. Pursuant to the termination provisions of the License Agreement, the Company may terminate the License Agreement in the event, in the consensus of public opinion, Mr. Namath’s conduct has reflected so seriously on Mr. Namath’s public reputation as to prejudice substantially the Company’s business interests if the License Agreement were to continue. Planned Licensing, Inc. is contesting the termination of the License Agreement and has threatened to initiate litigation regarding its termination. The Company cannot predict at this time how much, if any, it may have to pay in connection with the termination of the License Agreement and any warrants issued in connection therewith.

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

HISTORICAL PERFORMANCE

REVENUE

During 2003 the Company’s total revenues decreased $8.8 million to $23.1 million compared to $31.9 million for the same period in 2002. Approximately 89% of total revenues were generated by the Company’s mortgage brokerage operations for 2003 compared to 96% in 2002. The decline is primarily attributable to lower loan placements and related fees. The Company generated $20.7 million of loan placement and related fees for the year ended December 31, 2003 as compared to $30.6 million for the year ended December 31, 2002. This decline is primarily attributable to a decline in loans originated. In 2003, the Company originated 65 loans with an aggregate value of $266,843,250 as compared to 79 loans originated in 2002 with an aggregate value of $477,942,550. The effect of the decline in loans originated was offset to some extent by a 0.6% increase in the average placement fee per loan. In addition, the Company has adopted stricter underwriting guidelines resulting in more declines of loan requests. The Company’s goal is to originate higher quality loans with higher yields on each loan placed. The Company believes the decrease in the amount of loans placed is also related to a slowdown in borrowing demand within the Company’s market segment. Competition in the market as a result of the current economy is allowing banks to make loans to borrowers that would normally be in the Company’s target market.

Of the $20.7 million of loan placement and related fees for 2003, approximately $4.9 million, or 24%, represent loan extension fees, as compared to extension fees of $3.1 million, which comprised 10% of total loan placement and related fees for 2002. The increase in extension fees reflects an increasing number of borrowers who have required additional time to complete their projects and obtain take-out financing. The Funds generally will not agree to an extension of loans which are not current in all material performance obligations. For the year ended December 31, 2003, 48 loans were extended of which 10 became non-performing as of December 31, 2003. A loan is non-performing when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual term of the loan agreement or when the payment of interest is 90 days past due.

The increase in Other Income from $0.7 million to $1.8 million is largely due to an increase in management fees. Vestin Mortgage is entitled to receive an annual management fee of up to 0.25% of the aggregate capital contributions to the Funds. Vestin Mortgage may, in its sole discretion, waive the management fee. For the years ended December 31, 2003 and 2002, the Company recorded management fees of approximately $254,000 and $249,000, respectively, for Fund I. Vestin Mortgage recorded management fees of approximately $953,000 and $586,000 for the years ended December 31, 2003 and 2002 for Fund II. Amounts due from Fund I totaling $401,705 and $530,873 as of December 31, 2003 and 2002, respectively, and amounts due from Fund II totaling $1,431,253 and $1,247,156 for the same periods relate to management fees, earnings on units in Fund I and reimbursable expenses. As of December 31, 2003, Fund III had raised approximately $1.6 million of the required $10 million to break escrow and commence operations. Therefore, no management fees have been recorded for Fund III. As of February 12, 2004, Fund III raised the required $10 million to break escrow and commence operations.

Direct Investment

As of December 31, 2003 and 2002, the Company had approximately $0.8 million and $8.9 million invested in mortgage loans, respectively. The decrease is related to the liquidation of such investments primarily to pay off its lines of credit. Revenues related to the Company’s investments in mortgage loans approximated $0.5 million for both years ended December 31, 2003 and 2002. As of December 31, 2003 the Company also had approximately $2.7 million invested as capital contributions in the Funds. The Company earns additional income from interest earned on monies in its bank deposits.

As of December 31, 2003 and 2002, the Company had $7.0 million and $6.0 million, respectively, in real estate held for sale, considered to be non-earning assets, which represented 33% and 21%, respectively, of its total assets.

Geographical Expansion

Although the Company has historically focused its operations in certain Western states, the Company has originated loans throughout the United States. The Company has developed a significant degree of knowledge with respect to the real estate markets in the Western States. Such knowledge is critical to the Company’s business as it enables the Company to process loan applications more quickly than many conventional lenders. The Company is able to rapidly process loan applications in large part because its underwriting standards focus heavily on the value of the underlying property rather than the creditworthiness of the borrower. The Company’s ability to quickly assess the underlying value of real estate when it arranges the terms of a mortgage loan is therefore essential to its strategy of providing fast turnaround for loan applications.

The Company believes the real estate markets are significantly influenced by local conditions as well as by national economic conditions. Thus, real estate markets vary greatly from place to place and local knowledge of a real estate market is essential to prudent lending. In order to obtain such local knowledge, the Company intends to engage the services of local real estate brokers and real estate lawyers who are believed to be familiar with the markets into which it may expand. No assurances can be given that the Company will be successful in any of its operations, especially related to loans originated outside the Western States, or that the Company will be able to mitigate the related risks by working with local brokers and lawyers. Any difficulties the Company encounters in this regard could adversely affect its results of operations or result in a reduction of loan placement fees.

SALES AND MARKETING EXPENSES

Sales and marketing expenses primarily consist of advertising and public relations costs and commissions. Sales and marketing expenses approximated $11.7 million and $7.9 million or 51% and 25% of the Company’s total revenues for the years ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses in proportion to total revenues is primarily attributable to the following factors:

•	During 2003, the Company expanded its marketing and advertising budget in an effort to increase awareness of the availability of the Funds as an investment as well as to attract new borrowers. Therefore, advertising and public relations costs increased by $0.8 million during 2003.

•	Commission expense increased by $2.3 million as a result of an increase in the number of leads for new loan placements referred by brokers and real estate professionals.

•	The Company’s travel costs increased by $0.3 million primarily due to adoption of stricter underwriting guidelines resulting in more travel to potential loan sites as well as an increase in the number of out-of-state seminars held to promote the availability of the Funds as an investment. These costs were classified as general and administrative expenses in 2002.

During January 2004, the Company has initiated a program of rightsizing and strategic cost controls, which includes the reduction of various costs including reducing the marketing department and other sales expenses to a level that is more suitable to its current business strategy.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses generally include payroll and related expenses, professional fees, and general corporate expenses. The Company’s general and administrative expenses were $14.4 million or 62% of the total revenues for the year ended December 31, 2003, as compared to $17.2 million or 54% of total revenues for 2002. General corporate expenses remained fairly constant for 2003 as compared to 2002 with the exception of payroll and related expenses which increased by $1.2 million due to the hiring of additional staff during 2003 to support the Company’s anticipated growth and an increase in legal and professional fees of $1.3 million due primarily to its anticipated growth and increases in the legal work related to public filings and reports.

During 2002 the Company recorded losses on investments of $5.2 million in connection with its write-off of $4.8 million relating to the rights to a legal judgment it acquired from the Funds. In addition, during 2002 the Company recorded a loss of $0.2 million related to the sale of its investment in Prepaid Advisors.com. The Company did not incur losses of this type during 2003.

During 2002 the Company recorded $0.6 million in travel expenses as general and administrative type expenses. During 2003, these types of expenses were recorded as sales and marketing expenses as they primarily relate to loan placement and expenses related to marketing the Funds.

As discussed above, the Company performed an extensive review of the economic environment and business landscape and has concluded that in order to provide the best possible opportunity for success in meeting its strategic and financial objectives, a change in operating strategy is required. To that end the Company has initiated a program of rightsizing and strategic cost controls which include the reduction of various costs including payroll, marketing and sales expenses to a level that is more suitable to its current business strategy. As a result, the Company expects general and administrative expenses to significantly decrease for the year 2004, specifically as it relates to payroll and related expenses.

OTHER EXPENSES

The Company periodically assesses the value of real estate held for sale acquired through foreclosure by various methods including obtaining updated appraisals when deemed necessary, reviewing recent market activity or any other method available to properly assess such values. As a result of such assessments, the Company recorded valuation losses of $1.6 million for the year ended December 31, 2003. There were no such losses for the same period in 2002. The table below summarizes the adjusted carrying value of real estate held for sale and the related valuation losses as of December 31, 2003.

	Carrying Value	2003
	Before	Valuation	Adjusted
	Adjustment	Loss	Carrying value
Raw land in Utah	$3,824,402	$824,402	$3,000,000
Raw land in Las Vegas, Nevada	595,860	—	595,860
Raw land in Las Vegas, Nevada	593,840	—	593,840
30-unit condominium project in Las Vegas, Nevada	1,094,914	10,000	1,084,914
Raw land in Mesquite, Nevada	169,807	169,807	—
Residence in Las Vegas, Nevada	2,375,429	613,840	1,761,589

Total	$8,474,445	$1,608,049	$7,036,203

The Company also periodically analyzes the value and collectibility of accounts receivable. Through this analysis, the Company has recorded specific allowances through bad debt expense totaling $1.5 million for the year ended December 31, 2003 related to balances due from borrowers who are either in default or have been foreclosed upon compared to $0.3 million for the same period in 2002.

The Company elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. The Company made this capital contribution to restore member capital accounts in Fund I to $10.00 per unit. These capital accounts had been diminished by certain over-distributions to members. The capital contribution increased the existing members’ capital accounts in Fund I. The amount of the contribution was charged to current operating results during the year ended December 31, 2003, as the Company did not receive additional units in Fund I as consideration for the contribution.

INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, loss from continuing operations before a benefit for income taxes approximated $7.8 million in 2003 compared to income from operations of $6.0 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors, as well as the Funds, who acquire interests in mortgage loans.

For the year ended December 31, 2003, cash flows provided by the Company’s operating activities totaled $2.5 million or 11% of total revenues, compared to cash provided by in operating activities of $7.6 million or 24% of total revenues for the same period in 2002. Although the Company suffered a net loss of approximately $5.2 million for the year ended December 31, 2003, operating activities provided for positive cash flows. The net loss is primarily attributable to non-cash valuation adjustments to accounts receivable and real estate held for sale, the capital contribution to Fund I, and expenses related to stock warrants issued to Joe Namath, the Company’s former spokesperson.

Cash provided by investing activities totaled $6.0 million for the year ended December 31, 2003, compared to cash used by investing activities of $5.5 million for the same period in 2002. Investing activities primarily consist of the purchase and sale of investments in mortgage loans and real estate held for sale.

The Company has historically relied upon cash flow from operations and the sale of securities to provide for its capital requirements. The Company believes that cash generated from operations, together with cash flows from the sale of real estate held for sale at December 31, 2003, will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months. Additionally, the Company entered into a settlement of the Arroyo Heights matter in February 2004. This settlement will result in the recognition of income of approximately $5.2 million which includes a parcel of land and $2.25 million in cash.

The Company is also exploring additional sources of financing including new credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which it brokers. Historically, the Company has relied primarily upon individual investors and participating lenders for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which it now depends as its principal funding sources. Fund I raised $100 million in a public offering of its units which was completed in June 2001. Fund II is currently seeking to raise $500 million through a public offering of its units. As of December 31, 2003, Fund II had raised approximately $412 million through the sale of units. The Company’s wholly-owned subsidiary, Vestin Mortgage, is the manager of both Funds.

On November 7, 2003, the SEC declared the registration statement (Form S-11) of Fund III to be effective and the marketing of $100 million of Fund III units commenced. Fund III will invest in and operate multifamily, assisted living, office, industrial and retail property, and other income producing properties as well as investing in mortgage loans where the collateral is real property. Vestin Mortgage is the manager of Fund III. Vestin Mortgage will earn real estate commissions, advisory fees, and property management fees as well as loan brokerage, evaluation, administration and extension, or modification fees. Vestin Capital, Inc., the Company’s wholly-owned subsidiary, is the dealer-manager for the sale of Fund III units. As of February 12, 2004, Fund III had raised more than $10,000,000 to break escrow and commence operations.

The Company’s ability to attract investors to acquire interests in mortgage loans, either directly or through the Funds or other means, depends upon a number of factors, some of which are beyond its control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, and the Company’s business reputation. The yields generated by loans the Company originates may prove more attractive in the near term if equity markets are perceived as being risky or volatile and if most fixed rate investments do not offer comparable yields. On the other hand, when equity markets are doing well, it is generally harder to attract investors to the Funds.

Notwithstanding the high historical yields generated by the Company’s mortgage loans compared to conventional mortgage lenders, the Company believes its ability to attract investors may be impaired by its small size and limited operating history. In addition, the mortgage loan investments the Company offers are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company’s ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company’s ability to attract investors has suffered because the rate of return paid to members of the Funds has declined over the past year. If this decline continues, the Company will find it increasingly difficult to attract investors and the Funds may shrink as members exercise their redemption rights.

Any significant level of redemptions by the Funds’ members would reduce the capital available by the Funds for investment, and accordingly, reduce the fees paid to Vestin Mortgage. Such redemptions, which totaled $9.7 million for Fund I and $31.0 million for Fund II for the calendar year ended December 31, 2003, are limited by the terms of the Funds’ Operating Agreements and Federal statutes, to no more than 10% of the member’s capital in any calendar year and are subject to other conditions. Beginning capital on January 1, 2004, was $85.4 million for Fund I and $384.4 million for Fund II, which would limit redemptions to $8.5 million and $38.4 million, respectively, for calendar 2004. As of December 31, 2003, requests to redeem approximately $7.8 million in units for Fund I and $34 million in units for Fund II in 2004, $5.5 million in units for Fund I and $35.0 million in units for Fund II in 2005, $6.4 million in units for Fund I and $11.0 million in units for Fund II in 2006, and $4.4 million in units for Fund I in 2007 had been logged. Between January 1, 2004 and February 10, 2004, the Company had fulfilled $4.6 million and $28.4 million of requests for Fund I and Fund II, respectively, related to 2004 redemption requests.

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or the Funds (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s investment amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. For the year ended December 31, 2003, funds provided by intercreditor agreements totaled $69.5 million as compared to $52.2 million for 2002.

COMMITMENTS AND CAPITAL REQUIREMENTS

The following table summarizes the Company’s outstanding borrowings and long-term contractual obligations at December 31, 2003, and the effects these obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due By Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$3,810,172	$3,810,172	$—	$—	$—
Capital lease obligations	160,440	77,940	82,499	—	—
Operating leases	9,757,578	1,021,130	3,148,138	2,579,220	3,009,090

Total	$13,728,190	$4,909,242	$3,230,637	$2,579,220	$3,009,090

The Company has entered into a new lease with Luke Properties, LLC for executive offices which are currently under construction at Durango Road and the 215 Beltway in Las Vegas, Nevada. The Company currently anticipates that construction will be completed in the summer of 2004. The Company is attempting to sublease its current office space. The Company’s new office space is approximately 41,614 square feet. The new lease agreement governing this property will expire in March 2014 and the base rent is $72,824.50 per month. The Company anticipates spending $100,000 to $150,000 in tenant improvements in excess of the allowance provided by the landlord. The Company believes that the new leased office space will be adequate for its current operations.

The Company’s minimum obligation for office rent and equipment leases in 2004 is approximately $1,021,130.

Fees generated by the Company’s mortgage brokerage activities should be sufficient to meet all of its capital requirements. If the Company’s mortgage brokerage operations do not generate sufficient cash flow, the Company might be required to cut back the scope of its operations and the extent of its marketing and promotional efforts. This would further reduce the Company’s revenues.

The Company pays its Preferred Stock stockholders a dividend in an amount to be determined by the Company’s Board of Directors, but not less than 0.83% of the Original Issue Price (initially set at $10 per share) per annum and not more than 10% of the Original Issue Price per annum. The minimum annual payment due on the Preferred Stock is $7,452.

RELATED PARTY TRANSACTIONS

The Company has entered into a number of transactions with its principal stockholder and other related parties. Such transactions fall into the following categories:

1. Transactions with the Funds

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II estimated that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to Fund I and Fund II. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004. Vestin Mortgage expects this settlement will result in the recognition of income of approximately $5.2 million.

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

As of December 31, 2003, the Company had an investment in Fund III of approximately $0.7 million, which consists of certain costs paid on behalf of Fund III related to the registration and start-up costs. As of February 12, 2004, Fund III raised the required $10,000,000 to break escrow and commence operations. Such costs will be converted into membership units at a conversion price of $10 per unit once Fund III receives sufficient gross proceeds to ensure that such costs do not exceed 2% of the gross proceeds received by Fund III. As of December 31, 2003, if the investment was converted into units, Vestin Mortgage would have received 67,309 units in Fund III related to this investment.

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

During the year ended December 31, 2003, the Company purchased real estate held for sale of $1.1 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.

During the year ended December 31, 2003, the Company sold $9.3 million in loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permit the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2003, the Company also purchased $2.0 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not the Company’s intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.

2. Transactions with Officers and Directors and their Affiliates

In 2000, the Company loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of December 31, 2003, the balance on this note was $87,964.

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

During the year ended December 31, 2003, Vestin Mortgage had approximately $694,000 due from Mr. Shustek related to various advances and legal costs paid by Vestin Mortgage on his behalf. During December 2003, Mr. Shustek repaid the entire balance through the assignment of collateralized mortgage obligations totaling $325,375 and the relief of $368,273 in debt owed to a company wholly owned by Mr. Shustek.

The Company had an investment in the amount of $84,500 in a mortgage loan to Del Mar Mortgage, Inc., which is 100% owned by the Company’s Chief Executive Officer. During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff which was fully collected in January 2003. The Company has not made, and does not contemplate making, any investments in Del Mar Mortgage, Inc.

The Company’s Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2003 and 2002, approximately $228,000 and $150,000, respectively, was paid to L.L. Bradford for services including assistance in the preparation of the Company’s financial reports as well as other bookkeeping and consulting services.

For the years ended December 31, 2003 and 2002 the Company paid approximately $128,000 and $91,000 respectively, to a partnership owned by the Company’s Chief Financial Officer for reimbursements of fixed asset purchases paid on the Company’s behalf.

The Company had an investment in Prepaid Advisors.com, a financial services start-up company, of $453,500 recorded at cost as of December 31, 2001. The Company’s Chief Financial Officer previously had a controlling equity interest in Prepaid Advisors.com and was Chairman of Prepaid Advisors.com’s board. The Company sold its investment in Prepaid Advisors.com in the last quarter of 2002 and recorded a loss of $253,500.

The Company had an investment in an Internet credit reporting start-up company of $150,000 and recorded at cost as of December 31, 2001. The president of Creditmart.com is a stockholder and former director of the Company. The Company wrote off the investment in June 2002.

At December 31, 2001 and 2002 the Company had an investment of $69,310 in a mortgage loan to an entity that is 100% owned by the Company’s Chief Executive Officer. The note had a face value of $669,310, with interest at 13.5% and matured in January 2003. The remaining portion of the loan amount totaling $600,000 was funded by another entity 100% owned by the Company’s Chief Executive Officer. At December 31, 2001 and 2002, the note was delinquent more than 90 days with respect to interest payments. The note was paid in full in January 2003.

Amounts due from inVestin Nevada totaling $161,481 relate to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin Nevada, a corporation wholly-owned by the Company’s Chief Executive Officer was created as an additional funding source for the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin Nevada whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by inVestin Nevada above the average aggregate interest paid to the debenture holders. During the year ended December 31, 2003, Vestin Mortgage earned approximately $161,000 relating to the agreement. During March 2004, this balance was paid in full.

During the year ended December 31, 2003, the Company purchased $0.7 million in loans from inVestin Nevada. The Company also sold $0.7 million in loans to inVestin Nevada for the same period.

During the years ended December 31, 2003 and 2002, the Company paid $755,222 and $509,283, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

During the year ended December 31, 2003, the Company paid approximately $1,017,000 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company’s Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

During 2003, the Company paid approximately $28,000 to King Air, LLC, a company owned jointly by its Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any interests in off-balance sheet special purpose entities nor does the Company have any interests in non-exchange traded commodity contracts.

CRITICAL ACCOUNTING ESTIMATES

Revenue recognition

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements. Typically, deeds of trust related to loans placed are initially in the Company’s name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., the Funds). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date.

Interest income on investments in mortgage loans on real estate is recorded when earned. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Investments in real estate held for sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Investments in mortgage loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan-to-value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often drastically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Allowance for loan losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in its investment in mortgage loans portfolio. The Company’s estimates of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

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

FACTORS AFFECTING OUR OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

LIMITED EXPERIENCE IN CERTAIN REAL ESTATE MARKETS

Currently, the Company brokers mortgage loans or works with mortgage brokers primarily in areas in which the Company and Vestin Mortgage have substantial experience such as Arizona, California, Nevada, Texas, and Hawaii. Depending on the market and on the Company’s performance, the Company plans to expand its operations throughout the United States. However, the Company has limited experience outside of certain Western States. Real estate markets vary greatly from location to location. The Company’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions and may delay the loan approval process. This delay could have a material impact on the Company’s competitive advantage of providing fast loan approvals. Accordingly, the Company plans to utilize independent real estate advisors located in markets where the Company lacks experience for consultation prior to making investment decisions. No assurance can be given that such advisors will provide the Company effective assistance.

DEPENDENCE ON KEY PERSONNEL

The Company’s success depends upon the continued contributions of certain key personnel, including Michael V. Shustek and Lance Bradford, each of whom would be difficult to replace because of his extensive experience in his field, extensive market contacts and familiarity with the Company’s activities. If any of these key employees were to cease employment, the Company’s operating results could suffer. The Company’s future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company’s performance may suffer.

RISKS OF UNDERWRITING STANDARDS AND PROCEDURES

The Company’s underwriting standards and procedures are more lenient than conventional lenders in that it will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, loans the Company arranges and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan-to-value ratios. Nonetheless, the Company’s future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan-to-value ratios on some construction and development loans may be calculated using an “as-if completed” appraisal, the values of which can dramatically change.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. Generally, the Company’s loan documents permit it to raise the interest rate it charges on extended loans anywhere from between 3/4% to 3% from the then-current rate on the loan. This creates three risks for the Company:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by the Company’s loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans the Company places may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm the Company’s business reputation and may make it more difficult for the Company to attract investors willing to acquire interests in mortgage loans.

COMPETITION FOR FUNDS

The Company’s ability to access funds for mortgage loans depends upon the perceived attractiveness of yields on loans the Company places, the safety of the underlying investment, the Company’s business reputation, general economic conditions and real estate market conditions. The Company’s principal advantage in attracting investors is the high historical yields generated by loans the Company brokers. The Company is at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that the Company is smaller than many of the full service financial firms offering alternative investment vehicles and has a more limited operating history may be disadvantages in seeking to attract investors. Furthermore, the increase in non-performing loans in the Funds has adversely affected the Company’s ability to compete for new investors.

COMPETITION FOR BORROWERS

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than it does. Competition in the Company’s market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

ITEM 7. FINANCIAL STATEMENTS

The Company’s consolidated financial statements required by this item are included after Part III, Item 14 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 27, 2004, Ernst & Young LLP (“E&Y”) informed the Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) in writing of its decision not to stand for re-election as the Company’s independent auditors, effective upon the completion of its audit of the Company’s consolidated financial statements as of and for the year ending December 31, 2003. On March 17, 2004, the Audit Committee engaged Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as the Company’s independent auditors for the year ended December 31, 2004.

On March 14, 2004, Ernst & Young LLP (“E&Y”) advised the Company that it would not render its report for the Company’s consolidated financial statements as of and for the year ended December 31, 2003 until the pending informal inquiry by the Pacific Regional Office of the Securities and Exchange Commission is substantially resolved, as more fully described under “Legal Proceedings” of the Company’s report on Form 10-KSB filed on March 30, 2004. On March 17, 2004, the Audit Committee engaged Moore Stephens as the Company’s independent auditors to conduct the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2003.

E&Y’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the 2002 and 2003 fiscal years, and the subsequent interim period through the date hereof, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the matter in their reports.

ITEM 8A. CONTROL AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this report on Form 10-KSB/A (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information regarding the directors and executive officers of Vestin Group as of March 15, 2004:

Name	Age	Title
Michael V. Shustek	45	Chairman of the Board, Chief Executive Officer, President and Director
Lance K. Bradford	37	Treasurer, Chief Financial Officer and Director
Ira S. Levine	43	Secretary
Michael J. Whiteaker	54	Vice President of Regulatory Affairs
Peggy Shustek	34	Vice President of Vestin Mortgage, a subsidiary of Vestin Group
Daniel B. Stubbs	42	Senior Vice President, Underwriting of Vestin Mortgage, a subsidiary of Vestin Group
Robert J. Aalberts	53	Director
David Chavez	39	Director
Roland M. Sansone	49	Director

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

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Robert J. Aalberts has been a director of Vestin Group since April 1999. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; and he is the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, received his Masters of Arts from the University of Missouri in Columbia, Missouri and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He is admitted to the State Bar of Louisiana but is presently on inactive status.

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

David Chavez was elected as a director in November 2003. Mr. Chavez has served as the chief executive officer of Chavez & Koch, a business consulting and certified public accounting firm since 1996. Prior to 1996, Mr. Chavez served in both the tax and audit practices of Arthur Andersen. Mr. Chavez serves as the chairman of the Henderson Chamber of Commerce’s Business Action

Committee. Mr. Chavez received his Bachelor of Science in Business Administration from the University of Nevada, Las Vegas with a concentration in Accounting. Mr. Chavez is a certified public accountant.

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

Peggy Shustek has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. Ms. Shustek was the President of Vestin Mortgage from January 2001 to February 2004. From 1997 to 2000, Ms. Shustek was the Senior Vice President of Vestin Mortgage. Ms. Shustek is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. Shustek has over ten years of experience in title, escrow and private lending. Ms. Shustek is the former wife of Mr. Shustek, the Company’s Chief Executive Officer, President and Chairman.

Roland M. Sansone was elected as a director in November 2003. Mr. Sansone has served as President of Sansone Development, Inc. since 2002. Sansone Development, Inc. is a real estate development company. Mr. Sansone has been self-employed as a manager and developer of real estate since 1980. Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property. Mr. Sansone attended Mt. San Antonio College.

Michael V. Shustek has been a director of Vestin Mortgage, a subsidiary of Vestin Group, and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the Company’s loan committee. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is the former husband of Ms. Shustek, the Vice President of Vestin Mortgage.

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

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the executive officers and senior financial and accounting officers of the Company. The Company’s code of ethics has been filed as Exhibit 14.1 to the Company’s Form 10-KSB filed on March 30, 2004. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

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

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(4)	($)	(#)	($)	($)
Michael V. Shustek	2003	720,000	305,000	0	0	500,000	0	0
Chief Executive Officer	2002	793,500	0	0	0	500,000	0	0
of the Company	2001	852,000	20,529	0	0	500,000	0	0
Stephen J. Byrne (1)	2003	200,000	166,000	0	0	0	0	0
Chief Operations Officer	2002	361,100	14,175	0	0	100,000	0	0
of the Company and Chief Executive Officer of Vestin Mortgage	2001	332,908	22,406	0	0	0	0	0
Lance K. Bradford	2003	200,000	122,000	0	0	0	0
Chief Financial Officer	2002	302,160	0	0	0	200,000	0	0
and Treasurer of the Company	2001	296,500	2,597	0	0	0	0	0
Peggy Shustek	2003	160,000	43,000	0	0	0	0
Vice President of Vestin	2002	176,100	62,009	0	0	63,334	0	0
Mortgage(2)	2001	132,667	29,000	0	0	35,000	0	0
John Alderfer	2003	178,750	0	0	0	0	0
Chief Financial Officer(3)	2002	175,000	0	0	0	0	0
	2001	0	0	0	0	0	0
Daniel B. Stubbs	2003	121,800	20,685	0	0	0	0
Senior Vice President,	2002	128,174	70,000	0	0	50,000	0	0
Underwriting of Vestin Mortgage	2001	90,000	49,395	0	0	10,000	0	0

(1)	Mr. Byrne resigned his position as Chief Operations Officer of the Company and as Chief Executive Officer of Vestin Mortgage in 2003. Mr. Byrne’s 2003 compensation represents his total annual compensation. Mr. Byrne’s prorated salary was $191,666 and he received $180,000 in severance by the Company in 2003 and $180,000 in January of 2004. The compensation for Mr. Byrne includes compensation for services rendered to Vestin Mortgage, Inc. as its Chief Executive Officer.

(2)	The compensation for Ms. Shustek includes compensation for services rendered to Vestin Mortgage and Vestin Capital, Inc. All of Ms. Shustek’s 2003 compensation was paid directly by Vestin Capital, Inc., and all of her 2002 compensation was paid for by Vestin Mortgage, and Vestin Mortgage and Vestin Capital each paid 50% of her compensation in 2001.

(3)	Mr. Alderfer joined Vestin Group in September 2002 and resigned his position as Chief Financial Officer of the Company in February 2004. Mr. Alderfer’s 2002 compensation represents his total annual compensation. Mr. Alderfer’s prorated salary was $43,750 and his bonus $500. Mr. Alderfer received $102,500 in severance by the Company in February of 2004.

(4)	None of the Named Executive Officers received other annual compensation exceeding the lesser of $50,000 or 10% of their salary and bonus for the relevant year.

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

			Number of Shares of Common		Value of Unexercised
			Stock Underlying Unexercised		In-the-Money Options
	Shares Acquired on	Value	Options at December 31, 2003		at December 31, 2003
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Michael V. Shustek	—	—	2,000,000	—	265,000	—
Stephen J. Byrne	—	—	133,330	—	—	—
Lance K. Bradford	—	—	66,660	133,340	—	—
Peggy Shustek	—	—	66,109	42,225	—	—
John Alderfer	—	—	16,665	33,335	—	—
Daniel Stubbs	—	—	31,665	33,335	—	—

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

Peggy Shustek entered into an Employment Agreement with Vestin Mortgage, with an effective date of September 1, 2001, to serve as its President. Pursuant to the agreement, Ms. Shustek is entitled to receive an initial annual salary of $160,000. Ms. Shustek is also eligible for bonuses subject to the discretion of Vestin Mortgage’s Board of Directors. The agreement additionally provides that Ms. Shustek is to receive an amount equal to twelve months’ salary if Vestin Mortgage terminates the agreement without Cause, as such term is defined in the agreement. The agreement terminates on August 31, 2004 but will continue for successive one year periods unless either Vestin Mortgage or Ms. Shustek provides thirty days’ notice.

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

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)
Michael V. Shustek, Chairman, Chief Executive Officer and President	5,164,199	(2)	70.5%
of Vestin Group 2901 El Camino Avenue Las Vegas, Nevada 89102
Ira S. Levine, Corporate Secretary of Vestin Group	175,100	(3)	3.2%
2901 El Camino Avenue Las Vegas, Nevada 89102
Peggy Shustek, Vice President of Vestin Mortgage	110,984	(4)	2.1%
2901 El Camino Avenue Las Vegas, Nevada 89102
Lance K. Bradford, Treasurer, Chief Financial Officer and Director of	97,160	(5)	1.8%
Vestin Group and Chief Financial Officer, Treasurer, Secretary and Director of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102
Daniel Stubbs, Senior Vice President, Underwriting of Vestin Mortgage	34,325	(6)	*
2901 El Camino Avenue Las Vegas, Nevada 89102
Michael J. Whiteaker, Vice President of Regulatory Affairs of Vestin Group	50,200	(7)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)
Robert J. Aalberts, Director of Vestin Group	16,700	(8)	*
2901 El Camino Avenue Las Vegas, Nevada 8910
David Chavez, Director of Vestin Group	0		*
2901 El Camino Avenue Las Vegas, Nevada 89102
Roland M. Sansone, Director of Vestin Group	0		*
2901 El Camino Avenue Las Vegas, Nevada 89102
Bernard Greenblatt Trust U/A/D 7/15/96, Bernard Greenblatt, Trustee	373,355	(9)	7.0%
880 Buffwood Avenue Las Vegas, Nevada 89123
The Redd 1996 Trust, William Si Redd, Trustee	834,704	(10)	15.7%
2340 Camero Avenue		(11)
Las Vegas, Nevada 89123
All directors and executive officers as a group (9 persons)(12)	5,648,668		73.3%

*	Less than 1%

(1)	Based upon 5,328,340 shares outstanding on March 1, 2004.

(2)	Includes warrants to purchase up to 2,000,000 shares of Common Stock within 60 days of March 1, 2004.

(3)	Includes options to purchase up to 150,000 shares of Common Stock exercisable within 60 days of March 1, 2004.

(4)	Includes options to purchase up to 66,109 shares of Common Stock exercisable within 60 days of March 1, 2004.

(5)	Includes warrants to purchase up to 66,660 shares of Common Stock exercisable within 60 days of March 1, 2004.

(6)	Includes options to purchase up to 31,665 shares of Common Stock exercisable within 60 days of March 1, 2004.

(7)	Includes options to purchase up to 50,000 shares of Common Stock exercisable within 60 days of March 1, 2004.

(8)	Includes options to purchase up to 15,000 shares of Common Stock exercisable within 60 days of March 1, 2004.

(9)	The primary beneficiaries of the Greenblatt Trust are three hospitals and Leona Ledbedder.

(10) Includes warrants to purchase 12,336 shares of Common Stock of the Company held by Millennium 2001 Trust, which has common beneficiaries as the Redd 1996 Trust. The Redd 1996 Trust and the Millennium 2001 Trust are hereinafter referred to collectively as the “Redd 1996 Trust.” The beneficiary of the Redd 1996 Trust is Tammy Redd.

(11) The holders of the Company’s preferred stock are entitled to convert their preferred stock into common stock at a ratio of $6.08 for one share of common stock. If all of the preferred stockholders were to convert into common stock, the Redd 1996 Trust would own approximately 12.3% of the total issued and outstanding shares and the Bernard Greenblatt Trust would own approximately 5.5%. In addition, the beneficial ownership of the following stockholders would be reduced as follows: Michael Shustek 58.7%, Ira Levine 2.5%, Peggy Shustek 1.6%, Lance Bradford 1.4%, Michael Whiteaker will own less than 1%, and all directors and executive officers as a group 61.5%.

(12) Includes options and warrants to purchase up to 2,379,434 shares of Common Stock exercisable within 60 days of March 1, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a number of transactions with its principal stockholder and other related parties. Such transactions fall into the following categories:

1. Transactions with the Funds

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to Fund I and Fund II. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004. Vestin Mortgage expects this settlement will result in the recognition of income of approximately $5.2 million as it relates to the previously recorded $4.8 million reserve to cover the shortfall.

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

As of December 31, 2003, the Company had an investment in Fund III of approximately $0.7 million, which consists of certain costs paid on behalf of Fund III related to the registration and start-up costs. As of February 12, 2004, Fund III raised the required $10,000,000 to break escrow and commence operations. Such costs will be converted into membership units at a conversion price of $10 per unit once Fund III receives sufficient gross proceeds to ensure that such costs do not exceed 2% of the gross proceeds received by Fund III. As of December 31, 2003, if the investment was converted into units, Vestin Mortgage would have received 67,309 units in Fund III related to this investment.

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

During the year ended December 31, 2003, the Company purchased real estate held for sale of $1.1 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.

During the year ended December 31, 2003, the Company sold $9.3 million in loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permit the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2003, the Company also purchased $2.0 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not the Company’s intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.

2. Transactions with Officers and Directors and their Affiliates

In 2000, the Company loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of December 31, 2003, the balance on this note was $87,964.

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

During the year ended December 31, 2003, Vestin Mortgage had approximately $694,000 due from Mr. Shustek related to various advances and legal costs paid by Vestin Mortgage on his behalf. During December 2003, Mr. Shustek repaid the entire balance through the assignment of collateralized mortgage obligations totaling $325,375 and the relief of $368,273 in debt owed to a company wholly owned by Mr. Shustek.

The Company had an investment in the amount of $84,500 in a mortgage loan to Del Mar Mortgage, Inc., which is 100% owned by the Company’s Chief Executive Officer. During December 2002, a sale of the property securing the investment was consummated. As of December 31, 2002, the Company recorded a receivable for the proceeds of the loan payoff which was fully collected in January 2003. The Company has not made, and does not contemplate making, any investments in Del Mar Mortgage, Inc.

The Company’s Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2003 and 2002, approximately $228,000 and $150,000, respectively, was paid to L.L. Bradford for services including assistance in the preparation of the Company’s financial reports as well as other bookkeeping and consulting services.

For the years ended December 31, 2003 and 2002, the Company paid approximately $128,000 and $91,000, respectively, to a partnership owned by the Company’s Chief Financial Officer for reimbursements of fixed asset purchases paid on the Company’s behalf.

The Company had an investment in Prepaid Advisors.com, a financial services start-up company, of $453,500 recorded at cost as of December 31, 2001. The Company’s Chief Financial Officer previously had a controlling equity interest in Prepaid Advisors.com and was Chairman of Prepaid Advisors.com’s board. The Company sold its investment in Prepaid Advisors.com in the last quarter of 2002 and recorded a loss of $253,500.

The Company had an investment in an Internet credit reporting start-up company of $150,000 recorded at cost as of December 31, 2001. The President of Creditmart.com is a stockholder and former director of the Company. The Company wrote off the investment in June 2002.

At December 31, 2001 and 2002 the Company had an investment of $69,310 in a mortgage loan to an entity that is 100% owned by the Company’s Chief Executive Officer. The note had a face value of $669,310, with interest at 13.5% and matured in January 2003. The remaining portion of the loan amount totaling $600,000 was funded by another entity 100% owned by the Company’s Chief Executive Officer. At December 31, 2001 and 2002, the note was delinquent more than 90 days with respect to interest payments. The note was paid in full in January 2003.

Amounts due from inVestin Nevada totaling $161,481 relate to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin Nevada, a corporation wholly-owned by the Chief Executive Officer of the Company was created as an additional funding source for the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin Nevada whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by inVestin Nevada above the average aggregate interest paid to the debenture holders During the year ended December 31, 2003, Vestin Mortgage earned approximately $161,000 relating to the agreement. During March 2004, this balance was paid off in full.

During the year ended December 31, 2003, the Company purchased $0.7 million in loans from inVestin Nevada. The Company also sold $0.7 million in loans to inVestin Nevada for the same period.

During the years ended December 31, 2003 and 2002, the Company paid $755,222 and $509,283, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

During the year ended December 31, 2003, the Company paid approximately $1,017,000 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company’s Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

During 2003, the Company paid approximately $28,000 to King Air, LLC, a company owned jointly by the Company’s Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)

10.7	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.8	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.9	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.10	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003.	(9)

10.11	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002.	(9)

10.12	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

10.13	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

Exhibit		Page Number/
Number	Description	Filing Method

10.14	Employment Agreement by and between Vestin Mortgage, Inc. and Peggy May (now known as Peggy Shustek), dated September 1, 2001.	(11)

10.15	Employment Agreement by and between Vestin Mortgage, Inc. and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.	(11)

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001.	(11)

10.19	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004.	(11)

10.20	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(11)

10.21	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001

14.1	Code of Ethics	(11)

21.1	List of Subsidiaries of the Company	(11)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(b) Reports on Form 8-K.

Current Reports on Form 8-K filed with the Commission on November 19, 2003 and December 24, 2003, which report the following items:

(i)	Item 5 — Other Events and Regulation FD Disclosure;

(ii)	Item 7 — Financial Statements and Exhibits;

(iii)	Item 9 — Regulation FD Disclosure; and

(iv)	Item 12 — Results of Operations and Financial Condition, including Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2003 and 2002.

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

Prior to the completion of Ernst & Young LLP’s audit of our consolidated financial statements as of and for the year ended 2003, Ernst & Young LLP notified our Audit Committee that it would not render its report for our consolidated financial statements until the pending informal inquiry by the Pacific Regional Office of the Securities and Exchange Commission, as more fully described in Legal Proceedings in this Report, is substantially resolved. On March 17, 2004, we engaged Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) to replace Ernst & Young LLP as our independent auditors to conduct the audit of our consolidated financial statements as of and for the year ended December 31, 2003. Moore Stephens did not provide services to us in fiscal 2003 or 2002.

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

VESTIN GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of Vestin Group, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Group, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes H and M of the consolidated financial statements, the Company has engaged in significant related party transactions.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
April 9, 2004

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS
Cash	$2,131,055
Accounts receivable, net of allowance of $161,899	2,382,683
Interest receivable	10,649
Due from related parties	2,166,055
Note receivable	400,000
Notes receivable - related party	87,964
Investments in real estate held for sale	7,036,203
Investments in mortgage loans on real estate, net of allowance of $110,000	843,035
Other investments - related parties	3,136,762
Deferred tax asset	1,879,528
Property and equipment, net	897,220
Other assets	144,205

Total assets	$21,115,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,033,577
Dividend payable	74,817
Deferred income	2,875,000
Income taxes payable	258,894
Notes payable - related party	2,335,518
Notes payable	1,474,654
Capital leases payable	160,440

Total liabilities	$11,212,900
Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 897,800 shares issued and outstanding	90
Common stock, $.0001 par value; 100 million shares authorized 5,328,340 shares issued and outstanding	532
Additional paid-in capital	9,767,187
Treasury stock	(544,305)
Retained earnings	678,955

Total stockholders’ equity	9,902,459

Total liabilities and stockholders’ equity	$21,115,359

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2003	December 31, 2002
Revenues
Loan placement and related fees	$20,651,118	$30,607,054
Interest income	596,750	626,657
Other revenues	1,832,697	670,593

Total revenues	23,080,565	31,904,304

Expenses
Sales and marketing expenses	11,703,687	7,896,687
General and administrative expenses	14,442,404	17,183,621
Valuation losses on real estate held for sale	1,608,408	—
Bad debt expense	1,285,527	332,420
Capital contribution to Fund I	1,600,000	—
Interest expense	262,413	493,078

Total expenses	30,902,439	25,905,806

Income (loss) from operations before provision (benefit) for income taxes	(7,821,874)	5,998,498
Provision (benefit) for income taxes	(2,620,607)	2,166,660

NET INCOME (LOSS)	(5,201,267)	3,831,838
Preferred stock dividends	901,079	933,800

Net income (loss) applicable to common shareholders	$(6,102,346)	$2,898,038

Earnings (loss) per common share - Basic	$(1.16)	$0.54

Earnings (loss) per common share - Diluted	$(1.16)	$0.34

Weighted average number of common shares outstanding - Basic	5,283,266	5,396,363

Weighted average number of common shares outstanding - Diluted	5,283,266	8,498,358

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2002	937,800	$94	5,568,198	$557	—	$—
Comprehensive income:
Net income	—	—	—	—	—	—
Realization of loss on marketable securities	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—
Declaration of dividend on preferred stock	—	—	—	—	—	—
Declaration of dividend on common stock	—	—	—	—	—	—
Expenses related to issuance of warrants	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	(296,200)	(2,518,714)
Common stock options exercised	—	—	2,000	—	—	—
Warrants issued to purchase common stock for consulting services	—	—	—	—	—	—
Common stock issued from treasury for employee bonus	—	—	—	—	1,000	6,120
Treasury stock retired	—	—	(295,200)	(30)	295,200	2,512,594
Preferred stock converted into common stock	(30,000)	(3)	49,342	5	—	—

Balance at December 31, 2002	907,800	91	5,324,340	532	—	—
Dividends paid on preferred stock	—	—	—	—	—	—
Dividends paid on common stock	—	—	—	—	—	—
Expenses related to issuance of warrants	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	(178,000)	(544,305)
Common stock options exercised	—	—	4,000	—	—	—
Redemption of preferred stock	(10,000)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2003	897,800	$90	5,328,340	$532	$(178,000)	$(544,305)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive
	Capital	Earnings	Income	Total
Balance at January 1, 2002	$7,948,778	$8,984,283	$(163,523)	$16,770,189
Comprehensive income:
Net income	—	3,831,838	—	3,831,838
Realization of loss on marketable securities	—	—	163,523	163,523

Total comprehensive income	—	3,831,838	163,523	3,995,361
Declaration of dividend on preferred stock	—	(933,800)	—	(933,800)
Declaration of dividend on common stock	—	(1,942,965)	—	(1,942,965)
Expenses related to issuance of warrants	928,302	—	—	928,302
Treasury stock acquired	—	—	—	(2,518,714)
Common stock options exercised	8,000	—	—	8,000
Warrants issued to purchase common stock for consulting services	37,807	—	—	37,807
Common stock issued from treasury for employee bonus	—	—	—	6,120
Treasury stock retired	—	(2,518,684)	—	(6,120)
Preferred stock converted into common stock	(2)	—	—	—

Balance at December 31, 2002	8,922,885	7,420,672	—	16,344,180
Dividends paid on preferred stock	—	(901,079)	—	(901,079)
Dividends paid on common stock	—	(639,371)	—	(639,371)
Expenses related to issuance of warrants	928,302	—	—	928,302
Treasury stock acquired	—	—	—	(544,305)
Common stock options exercised	15,999	—	—	15,999
Redemption of preferred stock	(99,999)	—	—	(100,000)
Net loss	—	(5,201,267)	—	(5,201,267)

Balance at December 31, 2003	$9,767,187	$678,955	$—	$9,902,459

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2003	December 31, 2002
Cash flow from operating activities:
Net income (loss)	$(5,201,267)	$3,831,838
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	167,741	114,875
Stock based compensation	928,302	966,109
Net gain from sale of investment in real estate held for sale	—	(168,889)
Loss on investment in marketable securities	—	256,658
Loss on other investments	—	5,202,426
Loss related to capital contribution to Fund I	1,600,000	—
Provision for loan losses	30,000	80,000
Bad debt expense	1,285,527	—
Valuation losses on real estate held for sale	1,608,048	—
Changes in operating assets and liabilities:
Accounts receivable	1,113,778	(1,859,079)
Interest receivable	102,703	(113,352)
Due from related parties	(1,619,539)	(1,074,346)
Other assets	131,228	71,012
Deferred tax asset	(1,483,962)	—
Accounts payable and accrued expenses	2,064,198	446,614
Deferred income	2,875,000	—
Dividend payable	(833)	(112,324)
Income taxes payable	(1,136,644)	(67,705)

Net cash provided by operating activities	2,464,280	7,573,837

Cash flows from investing activities:
Purchase of property and equipment	(175,004)	(529,271)
Cash advanced on notes receivable	—	(144,500)
Principal payments received on notes receivable	—	1,071,999
Principal payments received on notes receivable - related party	30,000	132,999
Purchase of investment in real estate held for sale	(1,100,000)	(111,171)
Proceeds from sale of investment in real estate held for sale	—	4,717,000
Purchase of investment in marketable securities	—	(215,460)
Proceeds from sale of investment in marketable securities	—	151,087
Purchase of other investments - related party	(602,387)	—
Purchase of investments in mortgage loans on real estate from Fund II	(2,000,000)	(23,273,124)
Proceeds from sale of investments in mortgage loans on real estate to Fund II	9,297,925	24,200,856
Purchase of investments in mortgage loans on real estate from other related parties	(1,080,000)	—
Proceeds from sale of investments in mortgage loans on real estate to other related parties	693,286	—
Purchase of investments in mortgage loans on real estate	(1,659,205)	(29,241,363)
Proceeds from sale of investments in mortgage loans on real estate	2,563,069	17,784,257

Net cash provided (used) in investing activities	5,967,684	(5,456,691)

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the year ended
	December 31, 2003	December 31, 2002
Cash flows from financing activities:
Advances on lines of credit	—	33,700,000
Payments on lines of credit	(7,000,000)	(26,700,000)
Payments on notes payable	—	(5,058,982)
Payment on notes payable - related party	(723,763)	—
Payments on capital leases	(10,404)	—
Proceeds from notes payable	1,078,997	—
Common stock options exercised	15,999	8,000
Payment of dividend on preferred stock	(639,371)	(858,150)
Payment of dividend on common stock	(901,079)	(1,942,965)
Redemption of preferred stock	(100,000)	—
Purchase of treasury stock	(544,305)	(2,518,714)

Net cash used in financing activities	(8,823,926)	(3,370,811)

NET DECREASE IN CASH	(391,962)	(1,253,665)
Cash at beginning of period	2,523,017	3,776,682

Cash at end of period	$2,131,055	$2,523,017

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$2,221,360

Cash paid for interest	$262,413	$495,935

Noncash investing and financing activities:
Retirement of treasury stock	$—	$2,518,714

Dividends declared on preferred stock	$74,817	$75,650

Notes payable assumed through foreclosure	$244,654	$2,714,181

Notes payable - related parties assumed through foreclosure	$802,363	$—

Note payable related to capital contribution to Fund I	$723,763	$—

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$876,237	$—

Investments in real estate held for sale acquired through foreclosure	$1,094,914	$5,900,059

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$478,829	$—

Purchase of equipment through capital lease	$170,844	$—

Purchase of rights to receive proceeds related to loan guarantee in exchange for investments in mortgage loans on real estate	$—	$4,798,926

Investments received as partial satisfaction of shareholder receivable	$325,375	$—

Relief of note payable-related party as partial satisfaction of shareholder receivable	$368,273	$—

The accompanying notes are an integral part of these statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Vestin Group, Inc. (“Vestin” or “the Company”) conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”), collectively referred to as (the “Funds”) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin Nevada”), which invest in mortgage loans. Fund III will also invest in real estate. Vestin Mortgage, as manager of the Funds and inVestin Nevada will be referred to as “Manager.”

Vestin Capital, Inc., a wholly owned subsidiary of the Company, serves as the lead broker dealer on the sale of units for the Funds and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for the Funds. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files and general investor services.

Vestin Advisors, Inc., a wholly owned subsidiary of the Company, is a licensed trust company in the state of Nevada that serves as a custodian for individual retirement accounts of investors in Vestin products.

Vestin Mortgage Advisors, Inc., a wholly owned subsidiary of the Company, was a licensed mortgage banker in the state of Arizona. In, December 2003, the license was not renewed and the Company does not intend to do business in this entity in the future.

JLS Advertising, a wholly owned subsidiary of the Company, is an advertising company formed solely for the purposes of providing advertising buying power for the Company’s marketing efforts. There was no specific operating activity in this company during the years ended 2003 and 2002.

The Company operates in one business segment.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include expected useful lives of property and equipment, allowance for accounts receivable, allowances for investments in mortgage loans on real estate, and valuations of real estate held for sale. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

REVENUE RECOGNITION

The Company recognizes revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are generally recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which the Company has not recorded as investments in mortgage loans on its financial statements.

Typically, deeds of trust related to loans placed are initially in the Company’s name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., the Funds). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, the Company has not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date.

Interest income on investments in mortgage loans on real estate is recorded when earned. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

INVESTMENTS IN REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, the Company’s mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often drastically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and were approximately $4,498,000 and $3,015,000 for the years ended December 31, 2003 and 2002, respectively.

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

STOCK OPTIONS AND WARRANTS ACTIVITY

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model.

The following table summarizes the Company’s employee and directors stock options and warrants activity:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2001	961,800	$4.00
Options and warrants granted	646,700	5.03
Options and warrants exercised	—	—
Options and warrants forfeited/expired	9,500	4.00

Balance, January 1, 2002	1,599,000	4.41
Options and warrants granted	1,140,000	7.02
Options and warrants exercised	2,000	4.00
Options and warrants forfeited/expired	15,000	6.51

Balance, December 31, 2002	2,722,000	$5.49
Options and warrants granted	510,000	2.13
Options and warrants exercised	4,000	4.00
Options and warrants forfeited/expired	94,670	7.02

Balance, December 31, 2003	3,133,330	$4.90

The following table summarizes information about options and warrants outstanding and exercisable for employees and directors at December 31, 2003 and 2002:

				Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
	Shares	Weighted
	Underlying	Average	Weighted	Shares	Weighted
	Options/	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.03 to $4.00	1,471,300	8.22 years	$3.32	1,471,300	$3.32
$5.07	609,700	7.88 years	$5.07	609,700	$5.07
$7.02	1,052,330	8.92 years	$7.02	712,980	$7.02

	3,133,330			2,793,980

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.

Following are the weighted average assumptions used for the year ended December 31:

	2003	2002
Average risk-free interest rates	2.79%	2.58%
Average expected life (in years)	3.94	3.00
Volatility	73.76%	74.50%
Dividend yield	0.00%	0.25%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2003 and 2002, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during 2003 and 2002 was approximately $1.14 and $3.51 per option, respectively.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and income per share would have been as follows:

	For the year ended
	December 31,	December 31,
	2003	2002
Net income (loss), as reported	$(5,201,267)	$3,831,838
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	—	—
Deduct:
Total stock based employee compensation determined under fair value method for all awards, net of related tax effects	(1,637,368)	(1,913,405)

Pro forma net loss	$(6,838,635)	$1,918,433

Earnings per share:
Basic - as reported	$(1.16)	$0.54

Basic - pro forma	$(1.29)	$0.18

Diluted - as reported	$(1.16)	$0.34

Diluted - pro forma	$(1.29)	$0.12

STOCK WARRANTS

Spokesperson Stock Warrants - In January 2001, the Company consummated an agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on behalf of the Company for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of five years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement. Accordingly, the Company recorded public relations expenses of approximately $930,000 for the year ended December 31, 2002. The following tables summarize information about the Spokesperson Stock Warrants activity during the year ended December 31, 2002:

Weighted
Average
	Number of	Exercise
	Warrants	Price
Balance, January 1, 2003	1,200,000	$1.54
Warrants granted	—	—
Warrants canceled	—	—
Warrants expired	—	—
Warrants exercised	—	—
—

Balance, December 31, 2003	1,200,000	$1.54

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective at the beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, to clarify meanings, and to describe applicability under changed conditions. The provisions of SFAS 145 were implemented for the Partnership’s fiscal year beginning January 1, 2003. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. SFAS 145 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon the Partnership’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was implemented for the Partnership’s fiscal year beginning January 1, 2003. SFAS 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R (“Interpretation 46R”). The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (SPEs) in which they have variable interests and to apply the provisions of either Interpretation 46 of 46R at December 31, 2003. The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that the adoption of FIN 46 did not have an effect on the Company’s consolidated financial position or results of operations.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Partnership will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company does not expect SOP 03-3 to have a material impact on its consolidated financial position or results of operations.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable represent extension, interest and loan placement fees earned but not yet received. The Company services loans which have been arranged for the investor parties through a servicing agreement. The servicing agreement stipulates that all extension fees charged on behalf of the investors shall be retained by the Company as part of the loan servicing fees. As of December 31, 2003, accounts receivable totaling $2,382,683 is net of allowance for doubtful accounts of $161,899.

NOTE C - NOTES RECEIVABLE

Notes receivable consist of the following:

Promissory note totaling $400,000 related to proceeds from properties sold by the Company. This note matures in December 2006, bears interest at 8%, and is secured by real estate.

NOTE D - INVESTMENT IN REAL ESTATE HELD FOR SALE

At December 31, 2003, the Company had various properties with a carrying value totaling $7,036,203, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Notes G and H. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

		Adjusted
Description	% of ownership	Carrying value
Raw land in Utah*	100%	$3,000,000
Raw land in Las Vegas, Nevada	100%	595,860
Raw land in Las Vegas, Nevada	100%	593,840
30-unit condominium project in Las Vegas, Nevada	83%	1,084,914
Residence in Las Vegas, Nevada**	100%	1,761,589

Total		$7,036,203

*This property is subject to a lien related to a Special Improvement District (“SID”) which is not due and payable until such time as the Company sells the property to a third party. If the Company begins development on the property, the costs related to the SID will be assessed to the buyers of each individual parcel resulting in no gain or loss to the Company.

**On March 26, 2004 the Company completed the sale of this property for the approximate carrying value as of December 31, 2003 which is net of closing costs and sales expenses.

Below is a rollforward of investments in real estate held for sale for the year ended December 31, 2003:

	Balance at				Balance at
	January 1,			Valuation	December 31,
Description	2003	Acquisitions	Sales	Adjustments	2003
Raw land in Utah	$3,824,402	$—	$—	$(824,402)	$3,000,000
Raw land in Las Vegas, Nevada	595,860	—	—	—	595,860
Raw land in Las Vegas, Nevada	593,840	—	—	—	593,840
30-unit condominium project in Las Vegas, Nevada	—	1,094,914	—	(10,000)	1,084,914
Raw land in Mesquite, Nevada	169,807	—		(169,807)	—
Residence in Las Vegas, Nevada	796,600	1,578,829	—	(613,840)	1,761,589

Total	$5,980,509	$2,663,743	$—	$(1,608,049)	$7,036,203

NOTE E - INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2003, all outstanding mortgage loans were current and performing according to their terms with the exception of one loan in the amount of $75,000 which, as of January 20, 2004 was brought current and paid off. See Note D for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Due to economic uncertainties and historical loss experience, the Company’s management has established a reserve for inherent losses in the portfolio totaling $110,000 based on the Company’s policies and procedures regarding the valuation of its investments in mortgage loans on real estate as a long-term investment.

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

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2003:

Furniture and fixtures	$177,478
Computers and equipment	701,517
Real estate	273,774
Vehicles	20,362
Leasehold improvements	106,204

1,279,335
Less: Accumulated depreciation	(382,115)

Total property and equipment	$897,220

NOTE G - NOTES PAYABLE

Notes payable totaling $1,474,654 as of December 31, 2003, consist of the following:

Promissory notes totaling $374,654 to various parties related to foreclosed real estate properties. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on these notes.

Promissory note to a financial institution totaling $1,100,000 related to a residential real estate property the Company had purchased from Fund I. The note is collateralized by the property, at an interest rate of 1.5% over the prime interest rate (4.0% at December 31, 2003) payable in monthly interest installments and is due on May 1, 2004. In March 2004 the property was sold and this obligation was satisfied in full.

NOTE H - NOTES PAYABLE - RELATED PARTY

Notes payable – related party totaling $2,335,518 as of December 31, 2003, consists of the following:

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

Note payable to entities controlled by the Company’s Chief Executive Officer totaling $806,094 related to vacant land. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Notes payable to entities controlled by the Company’s Chief Executive Officer totaling $541,901 related to an apartment complex. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

Notes payable to entities controlled by the Company’s Chief Financial Officer totaling $260,462 related to an apartment complex. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

NOTE I – CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for equipment. The capital lease obligations totaling $195,198 require minimum monthly lease payments ranging from $300 to $3,200 with interest rates from 8.5% to 25.5%. Future minimum lease payments are as follows:

2004	$97,329
2005	95,163
2006	2,706

195,198
Less: amounts representing interest	34,758

160,440
Less: current portion	77,940

Capital lease obligations - long-term portion	$82,500

Equipment leased under the capital leases as of December 31, 2003 approximated $161,700, which is net of accumulated depreciation of $3,800.

NOTE J - CREDIT AGREEMENT

The Company has entered into a credit agreement with a financial institution that maintains non-interest bearing trust funds held on behalf of the investors and other funds of the Company. The credit agreement allows the Company to borrow funds up to the amount held in the trust accounts and other funds held at the institution up to a maximum of $5 million at a rate of 1% and invest those funds in commercial paper (securities). The Company has provided the financial institution with a security interest in the securities and, at all times, the securities remain in the financial institution’s custody and control. As of December 31, 2003 there was no balance due related to this agreement. This agreement expires during May 2004.

NOTE K - TRUST ACCOUNTS

Vestin Mortgage manages certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution, and the Company records and reconciles the receivables from borrowers. At December 31, 2003, the cash held in trust approximated $2,014,047 and the trust receivable was $1,806,718. The related trust liability was $3,820,765 at December 31, 2003.

Vestin Advisors acts as custodian for Individual Retirement Accounts which are primarily invested in the Funds. Assets held in these accounts totaled $5,728,363 as of December 31, 2003.

The trust assets and liabilities are not recorded on the balance sheet of the Company at December 31, 2003.

NOTE L - LOANS SERVICED FOR OTHERS

The Company services loans for others that were originated by the Company, which are not shown on the balance sheet. The face amount of these loans at December 31, 2003 approximated $522,417,461.

NOTE M - RELATED PARTY TRANSACTIONS

Notes receivable – In 2000, the Company loaned a former employee, approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the principal is due on the maturity date of April 19, 2004. As of December 31, 2003, the balance on this note was $87,964.

Due from related parties approximating $2,166,055 as of December 31, 2003 are comprised of the following:

Amounts due from Fund I totaling $401,705 relate to management fees, earnings on units in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Fund II totaling $1,431,252 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Advances to C-5, LLC totaling $171,617 relate to various expenses paid for travel related to an aircraft usage agreement as discussed below. This balance was paid in full during March 2004.

Amounts due from inVestin Nevada, Inc. (“inVestin Nevada”) totaling $161,481 management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin Nevada, a corporation wholly-owned by the Chief Executive Officer of the Company was created as an additional funding source for the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin Nevada whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by the Company above the average aggregate interest paid to the debenture holders. For the year ended December 31, 2003, Vestin Mortgage earned $161,481 related to the agreement. During March 2004, this balance was paid off in full.

Other investments – related parties totaling $3,136,762 as of December 31, 2003 are comprised of the following:

The Company’s investments in units of the Funds totaling $2,702,387 as of December 31, 2003.

Investments in Collateralized Mortgage obligations which are controlled by a company wholly owned by the Company’s Chief Executive Officer totaling $434,375 as of December 31, 2003.

During the years ended December 31, 2003 and 2002, the Company paid $755,222 and $509,283, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

The Company’s Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2003 and 2002, approximately $228,000 and $150,000, respectively, was paid to L.L. Bradford for services provided to the Company. During the same period, L.L. Bradford also assisted in the preparation of the Company’s financial reports and provided bookkeeping services at no charge to the Company.

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

As of December 31, 2003, the Company an investment in Fund III of approximately $673,088, which consists of certain costs paid on behalf of Fund III related to the registration and start-up costs. As of February 12, 2004, Fund III raised the required $10,000,000 to break escrow and commence operations. Such costs will be converted into membership units at a conversion price of $10 per unit once Fund III receives sufficient gross proceeds to ensure that such costs do not exceed 2% of the gross proceeds received by Fund III. If converted into units, Vestin Mortgage would have received 67,309 units in Fund III related to this investment.

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

During the year ended December 31, 2003, the Company sold $9.3 million in loans to Fund II pursuant to the terms of the Operating Agreement of the Funds which permits the Funds to acquire loans from the Company if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than the Company’s cost. During the year ended December 31, 2003, the Company also purchased $2.0 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not the Company’s intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.

During the year ended December 31, 2003, the Company purchased $0.7 million in loans from inVestin Nevada. The Company also sold $0.7 million in loans to inVestin Nevada for the same period.

During the year ended December 31, 2003, the Company purchased real estate held for sale of $1.1 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.

During the year ended December 31, 2003, the Company paid approximately $1,017,000 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company’s Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

During 2003, the Company paid approximately $28,000 to a Company owned jointly by the Company’s Chief Executive Officer and a stockholder of the Company related to the use of an airplane for company travel.

NOTE N - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows at December 31:

	2003	2002
Current	$(1,136,644)	$2,096,828
Deferred	1,483,963	69,832

Total	$(2,620,607)	$2,166,660

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company’s deferred taxes as of December 31 are as follows:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$55,046	$27,448
Unrealized loss on investments	—	—
Spokesperson stock warrants	315,623	315,623
Officer salaries	4,958	25,295
Deferred revenue	977,500	—
Valuation loss on real estate	489,001	—
Allowance for loan losses	37,400	27,200

Net deferred tax assets	$1,879,528	$395,566

Deferred tax assets are included in other assets in the accompanying Consolidated Balance Sheet.

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2003	2002
Statutory tax provision	$(2,659,437)	$2,039,490
Non-deductible expenses	38,830	127,170

	$(2,620,607)	$2,166,660

NOTE O - EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common share outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. The following table reconciles the weighted average number of shares used in the earnings per share calculations as of December 31, 2003 and 2002:

	For the year ended December 31, 2003
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss:	$(5,201,267)
Less: Preferred stock dividends	(901,079)
Basic EPS:
Loss applicable to common stockholders	(6,102,346)	5,283,266	$(1.16)

Effect of dilutive securities:
Options/warrants	—	—	—
Diluted EPS:

Loss applicable to common stockholders plus assumed conversions	$(6,102,346)	5,283,266	$(1.16)

	For the year ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income:	$3,831,838
Less: Preferred stock dividends	(933,800)
Basic EPS:
Income available to common stockholders	2,898,038	5,396,363	$0.54

Effect of dilutive securities:
Options/warrants	—	3,101,995	—
Diluted EPS:

Income available to common stockholders plus assumed conversions	$2,898,038	8,498,358	$0.34

There were no securities considered antidilutive in the computation of diluted earnings per share for the year 2002.

NOTE P - EMPLOYEE BENEFIT PLAN

401(K) PLAN

The Company maintains a 401(k) Savings Plan which covers substantially all full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). The Company matches employee contributions dollar for dollar up to 7% of compensation. The Company contributed approximately $160,000 and $161,000 to the plan for the years ended December 31, 2003 and 2002, respectively.

NOTE Q - STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2003, 10,000 shares of preferred stock were redeemed for a total of $100,000.

COMMON STOCK DIVIDENDS

During fiscal year 2003, the Company declared and paid cash dividends approximating $639,371 to common stockholders.

STOCK OPTIONS

During fiscal year 2003, the Company granted stock options for shares of common stock totaling 510,000. The 10,000 employee stock options granted have a term of 10 years from the date of grant and vest equally over a three year period beginning one year after the date of grant. The stock warrants granted to the chief executive officer totaling 500,000 have a term of 10 years from the date of grant and vest entirely on the date of grant.

As of December 31, 2003, outstanding stock options and warrants totaled 4,333,330.

TREASURY STOCK

During the year ended December 31, 2003, the Company acquired 178,000 shares of the Company’s common stock for a total value of approximately $544,305, which was held in treasury as of December 31, 2003.

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

The carrying value of mortgage loans and notes receivable approximates the fair value at December 31, 2003. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

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

Concentrations of mortgage loans serviced exist in Arizona, California, Hawaii, and Nevada with approximately 141%, 14%, 20% and 37% of mortgage loan balances as of December 31, 2003, respectively. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline in these states.

Concentrations of mortgage loans exist at December 31, 2003 in commercial, construction, and acquisition and development loans. As such, the Company has a significant product concentration and concentration of credit risk with one borrower that may be adversely affected by periods of economic decline.

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

NOTE U - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company is obligated under several noncancellable operating leases for its office facilities, equipment, and a vehicle. The leases require the Company to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. Rent expense for leased office facilities, equipment, and the vehicle charged to operations for the year ended December 31, 2003 and 2002 was $584,106 and $568,772, respectively.

Future minimum rental payments required under the operating leases as of December 31, 2003, are as follows:

2004	$1,021,130
2005	1,347,195
2006	941,203
2007	859,740
2008	859,740
Thereafter	4,728,570

Total	$9,757,578

In September 2003, the Company entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly owned by the Company’s Chief Executive Officer. The agreement is to allow the Company to use an airplane on a preferred basis over any other proposed user. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term. Future minimum payments required under this agreement for 2004 total $360,000.

The Company has entered into a new lease with Luke Properties, LLC for executive offices which are currently under construction at Durango Road and the 215 Beltway in Las Vegas, Nevada. Construction is anticipated to be completed in the summer of 2004. The Company is attempting to sublease the current office space. The new office space is approximately 41,614 square feet. The new lease agreement governing this property will expire in March 2014 and the base rent is $72,824.50 per month.

NOTE V – LEGAL PROCEEDINGS

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

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit.

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of April 14, 2004. We believe that we have fully complied with SEC disclosure requirements and are fully cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

On May 30, 2003, Vestin Mortgage filed a civil action against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

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

NOTE W – SUBSEQUENT EVENTS

On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. Vestin Mortgage did not recognize any gain or loss on the sale to Fund I and Fund II. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004 which Vestin Mortgage expects will result in the recognition of income of approximately $5.2 million as it relates to the previously recorded reserve of $4.8 million in 2002.

On March 26, 2004 the Company completed the sale of this property for the approximate carrying value as of December 31, 2003 which is net of closing costs and sales expenses.

On March 15, 2004, the Company notified Planned Licensing, Inc., the public relations firm for Joe Namath, that it is terminating its License Agreement, dated January 10, 2001 (the “License Agreement”), with Mr. Namath. Pursuant to the termination provisions of the License Agreement, the Company may terminate the License Agreement in the event, in the consensus of public opinion, Mr. Namath’s conduct has reflected so seriously on Mr. Namath’s public reputation as to prejudice substantially the Company’s business interests if the License Agreement were to continue. Planned Licensing, Inc. is contesting the termination of the License Agreement and has threatened to initiate litigation regarding its termination. The Company cannot predict at this time how much, if any, it may have to pay in connection with the termination of the License Agreement and any warrants issued in connection therewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer

Dated: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Michael V. Shustek Michael V. Shustek *Principal Executive Officer	Chairman of the Board, Chief Executive Officer and Director	April 14, 2004

/s/ Lance K. Bradford Lance K. Bradford *Principal Financial and Accounting Officer	Chief Financial Officer, Treasurer and Director	April 14, 2004

/s/ Robert J. Aalberts Robert J. Aalberts	Director	April 14, 2004

/s/ David Chavez David Chavez	Director	April 14, 2004

/s/ Roland Sansone Roland Sansone	Director	April 14, 2004

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)

10.7	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.8	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.9	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.10	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003.	(9)

10.11	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002.	(9)

10.12	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

10.13	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003.	(10)

10.14	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001.	(11)

Exhibit		Page Number/
Number	Description	Filing Method
10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.	(11)

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001.	(11)

10.19	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004.	(11)

10.20	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002.	(11)

10.21	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001

14.1	Code of Ethics	(11)

21.1	List of Subsidiaries of the Company	(11)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.