Form 10QSB
period 2004-03-31
VESTIN GROUP INC
filed 2004-05-17
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2004

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

Yes [X] No [  ]

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2004:

5,328,340 Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

VESTIN GROUP, INC. AND

SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS
Cash	$4,272,238
Accounts receivable	4,344,346
Interest receivable	10,199
Due from related parties	2,804,469
Note receivable	400,000
Notes receivable — related party	87,964
Investments in real estate held for sale	8,024,614
Investments in mortgage loans on real estate, net of allowance of $110,000	473,035
Other investments — related parties	3,316,173
Deferred tax asset	1,262,771
Property and equipment, net	865,707
Other assets	154,678

Total assets	$26,016,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,080,348
Due to related parties	280,782
Dividend payable	74,817
Deferred income	2,443,750
Income taxes payable	2,067,401
Notes payable — related party	2,335,518
Notes payable	374,654
Capital leases payable	143,835

Total liabilities	$9,801,105

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 897,800 shares issued and outstanding	90
Common stock, $.0001 par value; 100 million shares authorized 5,328,340 shares issued and outstanding	532
Additional paid-in capital	11,623,791
Treasury stock	(544,305)
Retained earnings	5,134,981

Total stockholders’ equity	16,215,089

Total liabilities and stockholders’ equity	$26,016,194

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Revenues
Loan placement and related fees	$8,168,748	$7,142,996
Interest income	43,488	183,862
Gain from settlement of lawsuit	5,850,000	—
Other revenues	392,477	426,119

Total revenues	14,454,713	7,752,977

EXPENSES
Sales and marketing expenses	2,868,338	4,202,789
General and administrative expenses	3,867,710	5,157,484
Valuation losses on real estate held for sale	600,000	—
Interest expense	12,925	95,358

Total expenses	7,348,973	9,455,631

Income (loss) from operations before provision (benefit) for income taxes	7,105,740	(1,702,654)
Provision (benefit) for income taxes	2,425,264	(578,902)

NET INCOME (LOSS)	4,680,476	(1,123,752)
Preferred stock dividends	224,450	226,950

Net income (loss) applicable to common shareholders	$4,456,026	$(1,350,702)

Earnings (loss) per common share — Basic	$0.87	$(0.25)

Earnings (loss) per common share — Diluted	$0.60	$(0.25)

Weighted average number of common shares outstanding — Basic	5,150,340	5,327,718

Weighted average number of common shares outstanding — Diluted	7,422,882	5,327,718

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional
							Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2004	897,800	$90	5,328,340	$532	(178,000)	$(544,305)	$9,767,187	$678,955	$9,902,459
Expenses related to issuance of warrants	—	—	—	—	—	—	1,856,604	—	1,856,604
Dividends paid on preferred stock	—	—	—	—	—	—	—	(224,450)	(224,450)
Net income	—	—	—	—	—	—	—	4,680,476	4,680,476

Balance at March 31, 2004	897,800	$90	5,328,340	$532	(178,000)	$(544,305)	$11,623,791	$5,134,981	$16,215,089

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash flow from operating activities:
Net income (loss)	$4,680,476	$(1,123,752)
Adjustments to reconcile net income (loss) from operations to net cash provided (used) by operating activities:
Depreciation	67,026	40,866
Stock based compensation	1,856,604	232,076
Capital contribution to Fund I	—	1,600,000
Gain from settlement of lawsuit	(3,600,000)	—
Provision for loan losses	—	50,000
Valuation loss on real estate held for sale	600,000	—
Changes in operating assets and liabilities:
Accounts receivable	(200,074)	(1,626,936)
Interest receivable	450	67,477
Due from related parties	(638,414)	(855,931)
Other assets	(10,473)	20,028
Deferred tax asset	616,757	—
Accounts payable and accrued expenses	(1,953,229)	1,534,229
Due to related party	280,782	—
Deferred income	(431,250)	—
Income taxes payable	1,808,507	(578,902)

Net cash provided (used) by operating activities	3,077,162	(640,845)

Cash flows from investing activities:
Purchase of property and equipment	(35,513)	(61,625)
Purchase of investment in real estate held for sale	—	(1,100,000)
Proceeds from sale of investment in real estate held for sale	250,000	—
Purchase of other investments — related party	(179,411)	—
Proceeds from the sale of investments in mortgage loans on real estate to Fund II	—	2,297,925
Proceeds from the sale of investments in mortgage loans on real estate from other related party	295,000	—
Purchase of investments in mortgage loans on real estate	—	(394,170)
Proceeds from sale of investments in mortgage loans on real estate	75,000	539,745

Net cash provided by investing activities	405,076	1,281,875

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from financing activities:
Payments on lines of credit	$—	$(2,000,000)
Proceeds from notes payable		1,100,000
Payments on notes payable	(1,100,000)	—
Payments on capital leases	(16,605)	—
Common stock options exercised	—	16,000
Payment of dividend on preferred stock	(224,450)	(226,950)
Payment of dividend on common stock	—	(639,372)

Net cash used in financing activities	(1,341,055)	(1,750,322)

NET CHANGE IN CASH	2,141,183	(1,109,292)
Cash at beginning of period	2,131,055	2,523,017

Cash at end of period	$4,272,238	$1,413,725

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$—

Cash paid for interest	$12,925	$95,358

Non-cash investing and financing activities:
Sale of investment in real estate held for sale for which proceeds not received until April 2004	$1,761,589	$—

Dividends declared on preferred stock	$74,817	$75,650

Notes payable assumed through foreclosure	$—	$244,654

Notes payable — related parties assumed through foreclosure	$—	$802,363

Note payable related to capital contribution to Fund I	$—	$723,763

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$—	$876,237

Investments in real estate held for sale acquired through foreclosure and judgments	$3,600,000	$1,094,914

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$—	$478,829

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

JLS Advertising, a wholly owned subsidiary of the Company, is an advertising company formed solely for the purposes of providing advertising buying power for the Company’s marketing efforts. There was no specific operating activity in this company during the three months ended March 31, 2004 and 2003.

The Company operates in one business segment.

The interim consolidated financial statements present the balance sheet, statements of income, stockholders’ equity and cash flows of Vestin Group, Inc. and its subsidiaries. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/A for the year ended December 31, 2003 of the Company.

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

Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant. SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The Company has determined that it will not adopt SFAS No. 123 to account for employee stock options using the fair value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the three months ended
	March 31,	March 31,
	2004	2003
Net income (loss), as reported	$4,680,476	$(1,123,752)
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(150,802)	(324,845)

Pro forma net income (loss)	$4,529,674	$(1,448,597)

Net income (loss) per common share
Basic income (loss), as reported	$0.87	$(0.25)

Basic income (loss), pro forma	$0.88	$(0.31)

Diluted income (loss), as reported	$0.60	$(0.25)

Diluted income (loss), pro forma	$0.61	$(0.31)

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Notes receivable – In 2000, we loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and originally matured on April 19, 2004. During April 2004, the Company received a payoff of $30,000 and a six month extension was granted on the new principal balance of $57,964. The loan now matures on September 30, 2004.

Due from related parties totaling $2,804,469 as of March 31, 2004 are comprised of the following:

Amounts due from Fund I totaling $528,042 relate to management fees, earnings on units in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Fund II totaling $1,983,522 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Advances to C-5, LLC totaling $208,237 relate to various expenses paid for travel related to an aircraft usage agreement as discussed below.

Amounts due from the majority stockholder and Chief Executive Officer of the Company totaling $65,261 related to various advances and legal costs paid by Vestin Mortgage on his behalf.

Amounts due from inVestin Nevada, Inc. (“inVestin Nevada”) totaling $19,407 related to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin Nevada, a corporation wholly-owned by the Chief Executive Officer of the Company was created as an additional funding source for the Company that will seek to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin Nevada whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by the Company above the average aggregate interest paid to the debenture holders. For the three months ended March 31, 2004, Vestin Mortgage earned $19,407 related to the agreement.

Other investments – related parties totaling $3,136,173 of March 31, 2004 of the following:

The Company’s investments in units of the Funds totaling $2,881,798.

Investments in collateralized mortgage obligations which are controlled by a company wholly owned by the Company’s Chief Executive Officer totaling $434,375.

During the three-month periods ended March 31, 2004 and 2003, the Company paid $306,436 and $245,761, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

The Company’s Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). For the three-month periods ended March 31, 2004 and 2003, approximately $72,545 and $37,500, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company.

For the three-month periods ended March 31, 2004 and 2003, the Company recorded revenues of approximately $13,000 and $27,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three month periods ended March 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $64,000 and $63,000, respectively.

For the three month periods ended March 31, 2004 and 2003, the Company recorded revenues of approximately $18,000 and $31,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage as the manager is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended March 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II approximating $258,000 and $209,000, respectively.

Vestin Mortgage as the Manager of Fund III is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund III. During the three months ended March 31, 2004, Vestin Mortgage recorded management fees from Fund III approximating $2,500.

During the three month periods ended March 31, 2004, the Company sold $0.3 million in loans to an entity wholly owned by the Company’s Chief Executive Officer.

The Company relies primarily on Fund I and Fund II as funding sources for mortgage loans brokered. The Company placed approximately $142.3 million and $55.4 million in mortgage loans in the three month periods ended March 31, 2004, and 2003, respectively. These loans were primarily funded by Fund I and Fund II.

During the three months ended March 31, 2004, the Company paid approximately $204,300 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company’s Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

NOTE 5 — INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

As of March 31, 2004, all outstanding mortgage loans were current and performing according to their terms. No outstanding mortgage loans were past due with respect to payment of interest at March 31, 2004. See Note 6 for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Due to economic uncertainties and historical loss experience, the Company’s management has established a reserve for inherent losses in the portfolio totaling $110,000 based on the Company’s policies and procedures regarding the valuation of its investments in mortgage loans on real estate as a long-term investment.

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

NOTE 6 — INVESTMENTS IN REAL ESTATE HELD FOR SALE

At March 31, 2004, the Company had various properties with a carrying value totaling $8,024,614, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Notes 7 and 8. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

	% of	Adjusted
Description	ownership	Carrying value
Raw land in Utah*	100%	$2,400,000
Raw land in Las Vegas, Nevada	100%	595,860
Raw land in Las Vegas, Nevada	100%	343,840
30-unit condominium project in Las Vegas, Nevada	83%	1,084,914
Raw land in Mesquite, Nevada	100%	3,600,000

Total		$8,024,614

* This property is subject to a lien related to a Special Improvement District (“SID”) which is not due and payable until such time as the Company sells the property to a third party. If the Company begins development on the property, the costs related to the SID will be assessed to the buyers of each individual parcel resulting in no gain or loss to the Company.

Below is a rollforward of investments in real estate held for sale for the three months ended March 31, 2004:

	Balance at				Balance at
	January 1,			Valuation	March 31,
Description	2004	Acquisitions	Sales	Adjustments	2004
Raw land in Utah	$3,000,000	$—	$—	$(600,000)	$2,400,000
Raw land in Las Vegas, Nevada	595,860	—	—	—	595,860
Raw land in Las Vegas, Nevada	593,840	—	(250,000)	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	—	—	1,084,914
Raw land in Mesquite, Nevada	—	3,600,000		—	3,600,000
Residence in Las Vegas, Nevada	1,761,589	—	(1,761,589)	—	—

Total	$7,036,203	$3,600,000	$(2,011,589)	$(600,000)	$8,024,614

NOTE 7 — NOTES PAYABLE

Notes payable as of March 31, 2004, consists of promissory notes totaling $374,654 to various parties related to foreclosed real estate properties. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on these notes.

NOTE 8 — NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaling $2,335,518 as of March 31, 2004, consists of the following:

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

NOTE 9 — DIVIDENDS PAYABLE

In March 2004, the Company declared a cash dividend to preferred stockholders of approximately $0.08 per share that was paid in April 2004.

NOTE 10 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common shareholders adjusted for dividends to preferred shareholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three months ended March 31, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $224,450 and $226,950, respectively. For the three months ended March 31, 2004, options and warrants to purchase 3,541,663 and 2,841,672 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 — LEGAL PROCEEDINGS

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

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit.

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of May 17, 2004. We believe that we have fully complied with SEC disclosure requirements and are fully cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three months ended March 31, 2004 and 2003. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2003.

BACKGROUND

Vestin Group, Inc. (“Vestin Group”) was incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. Vestin Group is a holding company that conducts all of its operations through its wholly owned subsidiaries. Vestin Group’s common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares and shareholders’ equity required for its inclusion on the Nasdaq National Market. Vestin Group has applied for transfer to the Nasdaq Small Cap Market.

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

Vestin Mortgage, our wholly-owned subsidiary, operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land and residential mortgage loans secured by real property as well as managing Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III (“Fund III,” collectively, the “Funds”) and inVestin Nevada, Inc. (“inVestin Nevada”), a company wholly-owned by the Company’s Chief Executive Officer. The Funds and inVestin Nevada invest in mortgage loans. Fund III also intends on investing in real property.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue

The Company reported total revenues of approximately $14.5 million for the three months ended March 31, 2004, an increase of $1.7 million or 86% from approximately $7.8 million for the three months ended March 31, 2003. The increase in revenue is primarily attributable to a legal settlement with the guarantors of a defaulted loan as more fully discussed herein.

For the three months ended March 31, 2004 and 2003, loan placement and related fees were $6.0 million compared to $4.5 million, an increase of $1.5 million or 33%. The loan placement and related fees revenues are approximately 57% and 91%, of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively. The total dollar amount of loans placed for the three months ended March 31, 2004 increased by $86.9 million or 157%

to $142.3 million from $55.4 million for the same period in 2003. Loan placement fees as a percentage of loans placed averaged 4.2% for the first quarter of 2004 compared to 7.6% for the same quarter in the prior year, The 7.6% average placement fee in the first quarter of 2003 resulted from above average loan charges for that period and was not indicative of a trend.

Extension fees for the three months ended March 31, 2004 totaled $1.3 million compared to $1.1 million for the same period in 2003, an increase of $0.2 million or 13%.

Other fees related to loan placement and servicing totaled $0.9 million for the three months ended March 31, 2004, compared to $1.5 million for the same period in 2003. The decrease of $0.6 million is primarily related to a decrease in the dollar amount of loans being serviced during the first quarter of 2004 compared to the prior year.

Other Income was approximately $6.2 million for the three months ended March 31, 2004 compared to $0.4 million for the same period in 2003, an increase of $5.8 million. The increase is primarily related to the Company’s legal settlement with the guarantors of a loan to recover shortfalls resulting from the sale of the related real estate acquired through foreclosure. The settlement resulted in revenue of approximately $5.9 million which came in the form of cash totaling $2.3 million and land valued at $3.6 million.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses for the three months ended March 31, 2004 were approximately $2.9 million compared to $4.2 million for the same period in 2003 or 20% and 54% of total revenues, respectively. The decrease is primarily related to the following:

•	Commissions expense decreased by $2.3 million as the majority of loans placed during the three months ended March 31, 2004 were not referred to the Company by brokers or other outside sources. The decrease is not indicative of a trend as the Company is actively pursuing outside sources such a brokers as sources of loans to be originated.

•	Public relations expenses increased by approximately $1.4 million to $1.9 million compared to $0.5 million for the three months ended March 31, 2004 and 2003, respectively. On March 15, 2004, the Company notified Planned Licensing, Inc., the public relations firm for Joe Namath, that it is terminating its License Agreement with Mr. Namath. As a result, the Company fully expensed the remaining portion of the compensatory stock warrants issued to Mr. Namath which were being amortized over the term of his contract. The unamortized portion of the stock warrant compensation totaled approximately $1.9 million were fully expensed to public relations expense during the three months ended March 31, 2004.

•	As part of the Company’s program of rightsizing and strategic cost controls, advertising expenses decreased by $0.3 million to $0.7 million for the three months ended March 31, 2004, from $1.0 million for the same period in 2003.

General and Administrative Expenses

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $3.9 million or 27% of total revenues for the first quarter of 2004, and $5.2 million or 67% of revenues for the first quarter of 2003, a decrease of $1.3 million which is primarily related to a $1.6 million expense related to the capital contribution to Fund I which occurred during the three months ended March 31, 2003. The Company did not incur any such expenses during the first quarter of 2004.

During February 2004, the Company performed an extensive review of the economic environment and business landscape and has concluded that in order to provide the best possible opportunity for success in meeting its strategic and financial objectives, a change in operating strategy is required. To that end the Company has initiated a program of rightsizing and strategic cost controls which include the reduction of various costs including payroll, marketing and sales expenses to a level that is more suitable to its current business strategy. As a result, the Company expects general and administrative expenses to significantly decrease for the remaining part of 2004, specifically as it relates to payroll and related expenses.

Other Expenses

The Company periodically assesses the value of real estate held for sale acquired through foreclosure by various methods including obtaining updated appraisals when deemed necessary, reviewing recent market activity or any other method available to properly assess such values. As a result of such assessments, the Company recorded valuation losses of $0.6 million for the three months ended March 31, 2004. The following is a rollforward of the carrying value of real estate held for sale for the quarter ended March 31, 2004:

	Carrying Value
	Before	Valuation	Adjusted
	Adjustment	Loss	Carrying value
Raw land in Utah	$3,000,000	$600,000	$2,400,000
Raw land in Las Vegas, Nevada	595,860	—	595,860
Raw land in Las Vegas, Nevada	343,840	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	1,084,914
Raw land in Mesquite, Nevada	3,600,000	—	3,600,000

Total	$8,624,614	$600,000	$8,024,614

Income (Loss) Before Income Taxes

As a result of the foregoing factors, results from operations before provision (benefit) for income taxes generated income of $7.1 million and losses of $1.7 million, respectively, for the three months ended March 31, 2004 and 2003.

Net Income (Loss)

For the three months ended March 31, 2004, the net income was approximately $4.7 million compared to a net loss of $1.1 million for the same quarter in 2003.

Earnings (Loss) Per Share

For the three months ended March 31, 2004, earnings per share were $0.87 and $0.60 per basic and diluted share, respectively. For the three months ended March 31, 2003, loss per share was $0.25 per basic and diluted share. Earnings per diluted share considers the dilutive effect of stock options and warrants.

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

For the three months ended March 31, 2004, the cash flows provided by operating activities of the Company approximated $3.1 million, compared to cash used by operating activities of $0.6 million during the three months ended March 31, 2003. Cash provided by investing activities approximated $0.4 million during the three months ended March 31, 2004, compared to $1.3 million during the same period of the prior year. Financing activities used $1.3 million for the three months ended March 31, 2004 compared to $1.8 million for the same three month period in 2003.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the three months ended March 31, 2004, the Company generated positive cash flow of $0.4 million from investing activities and believes that cash generated from operations will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which it brokers. Historically, the Company has relied primarily upon individual investors and participating lenders for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which it now depends as its principal funding sources. Fund I raised $100 million in a public offering of its units which was completed in June 2001. Fund II has raised approximately $412 million through a public offering of its units. The Company’s wholly-owned subsidiary, Vestin Mortgage, is the manager of both Funds.

On November 7, 2003, the SEC declared the registration statement (Form S-11) of Fund III to be effective and the marketing of $100 million of Fund III units commenced. Fund III will invest in and operate multifamily, assisted living, office, industrial and retail property, and other income producing properties as well as invest in mortgage loans where the collateral is real property. Vestin Mortgage is the manager of Fund III. Vestin Mortgage will earn real estate commissions, advisory fees, and property management fees as well as loan brokerage, evaluation, administration and extension, or modification fees. Vestin Capital, Inc., the Company’s wholly-owned subsidiary, is the dealer-manager for the sale of Fund III units. As of February 12, 2004, Fund III had raised more than $10,000,000 to break escrow and commence operations. As of March 31, 2004 Fund III has raised approximately $11.6 million.

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

Any significant level of redemptions by the Funds’ members would reduce the capital available by the Funds for investment, and accordingly, reduce the fees paid to Vestin Mortgage. In order to comply with the operating agreements of the Funds and the Internal Revenue Code, the Funds may redeem no more than 10% of the members’ capital in any calendar year. As of March 31, 2004, the total of redemptions made from inception was $21.8 million for Fund I and $63.1 million for Fund II. Beginning capital of Fund I as of January 1, 2004 was $85.4 million, which would limit redemptions to $8.5 million for calendar 2004. Beginning capital for Fund II as of January 1, 2004 was $384.4 million, which would limit redemptions to $38.4 million for calendar 2004. As of March 31, 2004, remaining requests to redeem approximately $1.8 million in 2004, $5.6 million in 2005, $6.4 million in 2006, $5.7 million in 2007, $3.1 million in 2008, and $0.2 million in 2009 had been logged for Fund I. As of March 31, 2004, remaining requests to redeem approximately $3.8 million in 2004, $34.0 million in 2005, $23.3 million in 2006, $19.3 million in 2007, $3.4 million in 2008, and $0.2 million in 2009 had been logged for Fund II. The Funds do not accept the maximum amount of redemptions for each year to allow for the redemption of reinvested distributions as well as those who must take required distributions from IRA account in accordance with the Internal Revenue Code.

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or the Funds (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements may provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. As of March 31, 2004, funds being used under intercreditor agreements totaled $60.7 million.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this report on Form 10-QSB (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit.

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of May 17, 2004. We believe that we have fully complied with SEC disclosure requirements and are fully cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

		Page
Exhibit		Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)

10.7	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.8	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.9	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.10	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.11	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.12	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.13	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.14	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001	(11)

10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003	(11)

		Page
Exhibit		Number/
Number	Description	Filing Method
10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(11)

10.19	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004	(11)

10.20	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(11)

10.21	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed on Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2004, which reports the following item:

(i)	Item 4 – Change in Registrant’s Certifying Accountants

(ii)	Item 7 – Financial Statements and Exhibits

Current Report on Form 8-K filed with the Commission on February 13, 2004, which reports the following item:

(iii)	Item 5 – Other Events and Regulation FD Disclosure

(iv)	Item 7 – Financial Statements and Exhibits

Current Report on Form 8-K filed with the Commission on February 4, 2004, which reports the following item:

(v)	Item 4 – Change in Registrant’s Certifying Accountants

(vi)	Item 7 Financial Statements and Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

VESTIN GROUP, INC

By:	/s/ Michael V. Shustek

Michael V. Shustek, Chief Executive Officer
Date: May 17, 2004

By:	/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer
Date: May 17, 2004

EXHIBIT INDEX

		Page
Exhibit		Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC, dated as of November 2, 2000	(5)

10.7	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.8	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.9	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.10	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.11	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.12	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.13	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.14	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001	(11)

10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003	(11)

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

		Page
Exhibit		Number/
Number	Description	Filing Method
10.18	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(11)

10.19	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004	(11)

10.20	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(11)

10.21	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 10-KSB (File No. 000-24803) on April 2, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed on Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.