Form 10KSB/A
period 2003-12-31
VESTIN GROUP INC
filed 2004-08-04
CIK 1068132

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $23,080,565

As of March 1, 2004, there were 5,328,340 shares of the issuer’s common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on March 1, 2004 was approximately $9.32 million.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Employment Agreement - Peggy Shustek
Totally Restated Employment Agmt - Lance Bradford
Amended Intercreditor Agreement
Office Lease Agreement
Office Lease
Office Lease Agreement
Certification of Michael V. Shustek Pursuant to Section 302
Certification of Lance K. Bradford Pursuant to Section 302
Certification Pursuant to U.S.C. 18 Section 1350

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A amends and restates in its entirety Item 9 “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act,” Item 11 “Security Ownership of Certain Beneficial Owners and Management” and Item 13 “Exhibits and Reports on Form 8-K” of the Annual Report on Form 10-KSB/A of Vestin Group, Inc. (the “Company”) for the fiscal year ended December 31, 2003. Item 9 has been amended and restated for the sole purpose of adding information regarding the late filing of a Form 3 and Form 4. Item 11 has been amended and restated for the purpose of adding information concerning an additional beneficial owner in the table appearing following the caption “Share Ownership” and amending the security ownership of Michael J. Whiteaker. Item 13 has been amended and restated for the purpose of adding an additional material agreement and renumbering certain exhibits. Pursuant to the Securities and Exchange Act (“Exchange Act”) Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing new certifications required by Exchange Act Rule 13a-14 and 18 U.S.C. Section 1350.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, the Company believes that, for the 2003 fiscal year, the Company’s executive officers and directors timely filed all reports required under Section 16(a) for such fiscal year except that Michael V. Shustek failed to file a Form 4 for warrants granted in connection with his compensation and Daniel Stubbs failed to file a Form 3 to report his securities ownership as an executive officer of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership

The following table indicates the beneficial ownership of Vestin Group’s voting securities by each person known by Vestin Group to be the beneficial owner of more than 5% of such securities, as well as the securities of Vestin Group beneficially owned by all officers and directors of Vestin Group as of April 15, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or that will become exercisable within 60 days of April 15, 2004, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)
Michael V. Shustek, Chairman, Chief Executive Officer and President of Vestin Group and Chief Executive Officer and President of Vestin Mortgage 2901 El Camino Avenue Las Vegas, Nevada 89102	5,164,199	(2)	70.5%
Ira S. Levine, Corporate Secretary of Vestin Group 2901 El Camino Avenue Las Vegas, Nevada 89102	175,100	(3)	3.2%
Peggy Shustek, Vice President of Vestin Mortgage	110,984	(4)	1.8%
2901 El Camino Avenue Las Vegas, Nevada 89102
Lance K. Bradford, Treasurer, Chief Financial Officer and Director of Vestin Group and Chief Financial Officer, Treasurer, Secretary and Director of Vestin Mortgage	97,160	(5)	*
2901 El Camino Avenue Las Vegas, Nevada 89102
Daniel Stubbs, Senior Vice President, Underwriting of Vestin Mortgage	34,325	(6)	*
2901 El Camino Avenue Las Vegas, Nevada 89102
Michael J. Whiteaker, Vice President of Regulatory Affairs of Vestin Group	50,300	(7)	*
2901 El Camino Avenue Las Vegas, Nevada 89102

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)
Robert J. Aalberts, Director of Vestin Group	16,700	(8)	*
2901 El Camino Avenue Las Vegas, Nevada 8910
David Chavez, Director of Vestin Group	0		*
2901 El Camino Avenue Las Vegas, Nevada 89102
Roland M. Sansone, Director of Vestin Group	0		*
2901 El Camino Avenue Las Vegas, Nevada 89102
Bernard Greenblatt Trust U/A/D 7/15/96, Bernard Greenblatt, Trustee 880 Buffwood Avenue Las Vegas, Nevada 89123	373,355	(9)	7.0%
The Redd 1996 Trust, William Si Redd, Trustee 2340 Camero Avenue Las Vegas, Nevada 89123	834,704	(10)(11)	15.7%
Planned Licensing, Inc. 300 East 51st Street New York, New York 10022	1,200,000	(13)	18.4%
All directors and executive officers as a group (9 persons)(12)	5,648,768		73.3%

*	Less than 1%

(1)	Based upon 5,328,340 shares outstanding on April 15, 2004.

(2)	Includes warrants to purchase up to 2,000,000 shares of Common Stock within 60 days of April 15, 2004.

(3)	Includes options to purchase up to 150,000 shares of Common Stock exercisable within 60 days of April 15, 2004.

(4)	Includes options to purchase up to 66,109 shares of Common Stock exercisable within 60 days of April 15, 2004.

(5)	Includes warrants to purchase up to 66,660 shares of Common Stock exercisable within 60 days of April 15, 2004.

(6)	Includes options to purchase up to 31,665 shares of Common Stock exercisable within 60 days of April 15, 2004.

(7)	Includes options to purchase up to 50,000 shares of Common Stock exercisable within 60 days of April 15, 2004.

(8)	Includes options to purchase up to 15,000 shares of Common Stock exercisable within 60 days of April 15, 2004.

(9)	The primary beneficiaries of the Greenblatt Trust are three hospitals and Leona Ledbedder.

(10)	Includes warrants to purchase 12,336 shares of Common Stock of the Company held by Millennium 2001 Trust, which has common beneficiaries as the Redd 1996 Trust. The Redd 1996 Trust and the Millennium 2001 Trust are hereinafter referred to collectively as the “Redd 1996 Trust.” The beneficiary of the Redd 1996 Trust is Tammy Redd.

(11)	The holders of the Company’s preferred stock are entitled to convert their preferred stock into common stock at a ratio of $6.08 for one share of common stock. If all of the preferred stockholders were to convert into common stock, the Redd 1996 Trust would own approximately 12.3% of the total issued and outstanding shares and the Bernard Greenblatt Trust would own approximately 5.5%. In addition, the beneficial ownership of the following stockholders would be reduced as follows: Michael Shustek 58.7%, Ira Levine 2.5%, Peggy Shustek 1.6%, Lance Bradford 1.4%, and all directors and executive officers as a group 61.5%.

(12)	Includes options and warrants to purchase up to 2,379,434 shares of Common Stock exercisable within 60 days of April 15, 2004.

(13)	Consists of warrants to purchase up to 1,200,000 shares of Common Stock exercisable within 60 days of April 15, 2004.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be		Equity Compensation
	Issued Upon Exercise of	Weighted-average Exercise	Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders (1)	1,129,330	$5.57	370,670 (2)
Equity Compensation Plans Not Approved by Stockholders	2,000,000 (3)	$4.53	—

Total	3,129,330		370,670

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001.

10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.

10.8	Third Amended and Restated Operating Agreement of Vestin Fund I, LLC (formerly known as DM Mortgage Investors, LLC), dated as of November 2, 2000	(5)

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002

10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC, dated as of May 2, 2003	(13)

10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001

10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002

14.1	Code of Ethics	(11)

21.1	List of Subsidiaries of the Company	(11)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/A (File No. 333-105017) on April 29, 2004.

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

VESTIN GROUP, INC.
/s/ Lance K. Bradford
Lance K. Bradford, Chief Financial Officer

Dated: August 4, 2004

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001.

10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.

10.8	Third Amended and Restated Operating Agreement of Vestin Fund I, LLC (formerly known as DM Mortgage Investors, LLC), dated as of November 2, 2000	(5)

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002

10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC, dated as of May 2, 2003	(13)

10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001

10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002

14.1	Code of Ethics	(11)

21.1	List of Subsidiaries of the Company	(11)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/A (File No. 333-105017) on April 29, 2004.