Form 10QSB
period 2004-06-30
VESTIN GROUP INC
filed 2004-08-16
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2004

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

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA 89113

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(702) 227-0965

(ISSUER’S TELEPHONE NUMBER)

2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Number of shares outstanding of each of the issuer’s classes of common equity as of July 31, 2004:

2,378,493 Post-Split Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

VESTIN GROUP, INC. AND

SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS
Cash	$3,954,712
Accounts receivable	1,806,657
Interest receivable	7,645
Due from related parties	2,966,079
Note receivable	400,000
Notes receivable — related party	57,964
Investments in real estate held for sale	7,078,754
Investments in mortgage loans on real estate, net of allowance of $110,000	218,035
Other investments — related parties	3,403,215
Deferred tax asset	1,337,144
Property and equipment, net	1,330,043
Other assets	206,792

Total assets	$22,767,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,964,813
Due to related parties	655,555
Dividend payable	53,983
Deferred income	2,012,500
Income taxes payable	2,314,569
Notes payable — related party	2,335,518
Notes payable	374,654
Capital leases payable	126,740

Total liabilities	9,838,332

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 647,800 shares issued and outstanding	65
Common stock, $.0001 par value; 100 million shares authorized 4,853,590 shares issued and outstanding	485
Additional paid-in capital	7,646,740
Retained earnings	5,281,418

Total stockholders’ equity	12,928,708

Total liabilities and stockholders’ equity	$22,767,040

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Loan placement and related fees	$4,875,818	$6,636,766	$13,028,844	$12,396,512
Interest income	37,688	183,737	81,177	367,598
Gain from settlement of lawsuit	—	—	5,850,000	—
Other revenues	477,935	372,730	886,133	798,850

Total revenues	5,391,441	7,193,233	19,846,154	13,562,960

Expenses
Sales and marketing expenses	857,610	2,815,242	3,725,947	5,634,781
General and administrative expenses	3,002,864	3,376,849	6,870,574	6,934,332
Valuation losses on real estate held for sale	945,860	1,287,883	1,545,860	1,287,883
Bad debt expense	81,591	715,301	81,591	715,301
Capital contribution to Fund I	—	—	—	1,600,000
Interest expense	4,223	104,591	17,148	199,950

Total expenses	4,892,148	8,299,866	12,241,120	16,372,247

Income (loss) from operations before provision (benefit) for income taxes	499,293	(1,106,633)	7,605,034	(2,809,287)
Provision (benefit) for income taxes	172,796	(376,255)	2,598,060	(955,157)

NET INCOME (LOSS)	326,497	(730,378)	5,006,974	(1,854,130)

Preferred stock dividends	(180,061)	(225,228)	(404,511)	(452,178)

Net income (loss) applicable to common shareholders	$146,436	$(955,606)	$5,411,485	$(2,306,308)

Earnings (loss) per common share — Basic	$0.03	$(0.18)	$1.06	$(0.43)

Earnings (loss) per common share — Diluted	$0.02	$(0.18)	$0.78	$(0.43)

Weighted average number of common shares outstanding — Basic	5,022,781	5,328,340	5,086,560	5,328,031

Weighted average number of common shares outstanding — Diluted	6,895,625	5,328,340	6,948,047	5,328,031

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2004	897,800	$90	5,328,340	$532	(178,000)	$(544,305)	$9,767,187	$678,955	$9,902,459
Expenses related to issuance of warrants	—	—	—	—	—	—	1,856,604	—	1,856,604
Dividends paid on preferred stock	—	—	—	—	—	—	—	(404,511)	(404,511)
Purchase of treasury stock	—	—	—	—	(296,750)	(682,818)	—	—	(682,818)
Redemption of preferred stock	(250,000)	(25)	—	—	—	—	(2,749,975)	—	(2,750,000)
Retirement of treasury stock	—	—	(474,750)	(47)	474,750	1,227,123	(1,227,076)	—	—
Net income	—	—	—	—	—	—	—	5,006,974	5,006,974

Balance at June 30, 2004	647,800	$65	4,853,590	$485	—	$—	$7,646,740	$5,281,418	$12,928,708

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash flow from operating activities:
Net income (loss)	$5,006,974	$(1,854,130)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	118,748	62,079
Bad debt	81,591	—
Stock based compensation	1,856,604	464,151
Capital contribution to Fund I	—	1,600,000
Gain from settlement of lawsuit	(3,600,000)	—
Provision for loan losses	—	110,000
Valuation loss on real estate held for sale	1,545,860	1,287,883
Changes in operating assets and liabilities:	—	—
Accounts receivable	478,288	278,041
Interest receivable	3,004	101,836
Due from related parties	(783,877)	(2,052,708)
Other assets	(62,587)	102,381
Deferred tax asset	542,384	—
Accounts payable and accrued expenses	(1,738,400)	1,273,004
Dividend payable	(20,834)	(833)
Due to related party	325,191	—
Deferred income	(862,500)	—
Income taxes payable	2,055,675	(955,158)

Net cash provided by operating activities	4,946,121	416,546

Cash flows from investing activities:
Purchase of property and equipment	(551,571)	(74,824)
Purchase of investment in real estate held for sale	—	(1,100,000)
Proceeds from sale of investment in real estate held for sale	2,011,589	—
Proceeds from payoff on note receivable — related party	30,000	—
Purchase of other investments — related party	295,000	(1,449)
Proceeds from other investments — related party	(266,453)	—
Proceeds from loan payoff	330,000	—
Proceeds from sale of investments in mortgage loans on real estate	—	8,058,939

Net cash provided by investing activities	1,848,565	6,882,666

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(Unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from financing activities:
Payments on lines of credit	—	(7,000,000)
Proceeds from notes payable	—	1,078,997
Payment on notes payable - related party	—	(140,415)
Payments on notes payable	(1,100,000)	—
Payments on capital leases	(33,700)	—
Common stock options exercised	—	15,999
Redemption of preferred stock	(2,750,000)	(100,000)
Payment of dividend on preferred stock	(404,511)	(452,178)
Purchase of treasury stock	(682,818)	—
Payment of dividend on common stock	—	(639,372)

Net cash used in financing activities	(4,971,029)	(7,236,969)

NET CHANGE IN CASH	1,823,657	62,243

Cash at beginning of period	2,131,055	2,523,017

Cash at end of period	$3,954,712	$2,585,260

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$—

Cash paid for interest	$12,925	$199,950

Non-cash investing and financing activities:
Dividends declared on preferred stock	$74,817	$75,650

Notes payable assumed through foreclosure	$—	$244,654

Notes payable — related parties assumed through foreclosure	$—	$802,363

Note payable related to capital contribution to Fund I	$—	$723,763

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$—	$876,237

Investments in real estate held for sale acquired through foreclosure	$—	$1,094,914

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$—	$478,829

The accompanying notes are an integral part of these statements.

VESTIN GROUP, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

Vestin Group, Inc. (“Vestin” or “the Company”) conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), and Vestin Fund III, LLC (“Fund III”), (collectively referred to as (the “Funds”) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin Nevada”), all of which invest in mortgage loans. Fund III will also invest in real estate. Vestin Mortgage, as manager of the Funds and inVestin Nevada, will be referred to as “Manager.”

Vestin Capital, Inc., a wholly owned subsidiary of the Company (“Vestin Capital”), serves as the lead broker dealer on the sale of units for the Funds and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for the Funds. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files and general investor services.

Vestin Advisors, Inc., a wholly owned subsidiary of the Company, is a licensed trust company in the state of Nevada that serves as a custodian for individual retirement accounts of investors in Vestin products.

JLS Advertising, a wholly owned subsidiary of the Company, is an advertising company formed solely for the purposes of providing advertising buying power for the Company’s marketing efforts. There was no specific operating activity in this company during the three months ended June 30, 2004 and 2003.

The Company operates in one business segment.

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of Vestin Group, Inc. and its subsidiaries. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements should be read in conjunction with the Company’s Form 10-KSB/A and Form 10-KSB/A-2 for the year ended December 31, 2003.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

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

Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant. SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The Company has determined that it will not adopt SFAS 123 to account for employee stock options using the fair value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model.

The following table represents the effect on net income (loss) and income (loss) per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the six months ended
	June 30,	June 30,
	2004	2003
Net income (loss), as reported	$5,006,974	$(1,854,130)
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	1,856,604	464,151
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(255,578)	(1,181,661)

Pro forma net income (loss)	$6,608,000	$(2,571,640)

Net income (loss) per common share
Basic income (loss), as reported	$1.06	$(0.43)

Basic income (loss), pro forma	$1.30	$(0.57)

Diluted income (loss), as reported	$0.78	$(0.43)

Diluted income (loss), pro forma	$0.95	$(0.57)

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Notes receivable – In 2000, the Company loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the loan matures September 30, 2004. As of June 30, 2004, the principal balance on this loan was $57,964.

Due from related parties totaling $2,966,079 as of June 30, 2004 are comprised of the following:

Amounts due from Fund I totaling $654,558 relate to management fees, earnings on units in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Fund II totaling $1,920,055 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Amounts due from Fund III totaling $53,107 relate to management fees and earnings on the Company’s investment in Fund III. Amounts due from Fund III bear no interest and are due on demand.

Advances to C-5, LLC totaling $198,620 relate to various expenses paid for travel related to an aircraft usage agreement as discussed below.

Amounts to be reimbursed pursuant to an indemnification agreement by the majority stockholder and Chief Executive Officer of the Company totaling $81,836 relate to various advances and legal costs paid by Vestin Mortgage.

Amounts due from inVestin Nevada, Inc. (“inVestin Nevada”) totaling $57,903 relate to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin Nevada, a corporation wholly-owned by the Chief Executive Officer of the Company, was created as an additional funding source for the Company to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin Nevada whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by the Company above the average aggregate interest paid to the debenture holders. For the three and six months ended June 30, 2004, Vestin Mortgage earned $36,423 and $52,057, respectively, related to the agreement.

Other investments – related parties totaling $3,403,215 as of June 30, 2004 are comprised of the following:

The Company’s investments in units of the Funds totaling $2,968,840.

Investments in collateralized mortgage obligations which are controlled by a company wholly owned by the Company’s Chief Executive Officer totaling $434,375.

During the three-month periods ended June 30, 2004 and 2003, the Company paid $362,415 and $283,102, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest. During the six-month periods ended June 30, 2004 and 2003, the Company paid $478,179 and $528,863, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

The Company’s Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). For the three-month periods ended June 30, 2004 and 2003, approximately $243,583 and $54,955, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company. For the six-month periods ended June 30, 2004 and 2003, approximately $268,583 and $92,455, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company.

For the three-month periods ended June 30, 2004 and 2003, the Company recorded revenues of approximately $15,000 and $25,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. For the six-month periods ended June 30, 2004 and 2003, the Company recorded revenues of approximately $28,000 and $52,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During each of the three month periods ended June 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $64,000. During the six-month periods ended June 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $128,000 and $126,000, respectively.

For the three month periods ended June 30, 2004 and 2003, the Company recorded revenues of approximately $18,000 and $28,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. For the six month periods ended June 30, 2004 and 2003, the Company recorded revenues of approximately $36,000 and $69,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage, as the manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended June 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II approximating $258,000 and $234,000, respectively. During the six-month periods ended June 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II approximating $515,000 and $443,000, respectively.

Vestin Mortgage, as the manager of Fund III, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund III. During the three and six months ended June 30, 2004, Vestin Mortgage recorded management fees from Fund III of approximately $8,700 and $11,000, respectively. For the three and six month periods ended June 30, 2004, the Company recorded revenues of approximately $22,000 and $37,000, respectively, from its investment in Fund III as a result of distributions declared during those periods.

During the three month period ended June 30, 2004, the Company sold $0.3 million in loans to an entity wholly owned by the Company’s Chief Executive Officer.

The Company relies primarily on Fund I and Fund II as funding sources for mortgage loans brokered. The Company placed approximately $77.8 million and $97.1 million in mortgage loans in the three month periods ended June 30, 2004, and 2003, respectively. The Company placed approximately $220.1 million and $152.6 million in mortgage loans in the six-month periods ended June 30, 2004, and 2003, respectively. These loans were primarily funded by Fund I and Fund II.

During the three and six months ended June 30, 2004, the Company paid approximately $172,000 and $438,000 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company’s Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

On August 21, 2002, the Company’s Board of Directors determined to seek new premises for the offices of the Company. The Board of Directors determined that the Company was not interested in purchasing a building. The Chief Executive Officer (“CEO”) of the Company advised the Board of Directors that he would be interested in acquiring a property which might be suitable to lease to the Company as its new premises. The Board of Directors agreed that the CEO could pursue such an opportunity providing that lease rates and other terms of the lease agreement were at market standards. On March 15, 2003, the CEO, through a wholly owned company, acquired unimproved real estate located in Las Vegas, Nevada. On March 31, 2003, the CEO sold the company, which owned the real estate in Las Vegas. The CEO has advised the Company that he made a profit of approximately $1.0 million in connection with the sale. The unrelated party proceeded to build an approximately 41,000 square foot office building on the site. On March 31, 2003, the Company entered into a ten year triple net lease, to take effect August 1, 2004. The lease rate is $1.75 per square foot, or an aggregate monthly rental of $71,645. In May 2004, Fund III entered into an agreement to purchase the building. Accordingly, Fund III will be the Company’s landlord. Vestin Mortgage obtained a review of the lease terms by an independent third party which concluded that the lease rate represents a reasonable market rate reasonable to both parties.

NOTE 5 — INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

As of June 30, 2004, all outstanding mortgage loans were current and performing according to their terms. No outstanding mortgage loans were past due with respect to payment of interest at June 30, 2004. See Note 6 for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Due to economic uncertainties and historical loss experience, the Company’s management has established a reserve for inherent losses in the portfolio totaling $110,000 based on the Company’s policies and procedures regarding the valuation of its investments in mortgage loans on real estate as a long-term investment.

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

NOTE 6 — INVESTMENTS IN REAL ESTATE HELD FOR SALE

At June 30, 2004, the Company had various properties with a carrying value totaling $7,078,754, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Notes 7 and 8. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

	% of	Adjusted
Description	ownership	Carrying value
Raw land in Utah*	100%	$1,650,000
Raw land in Las Vegas, Nevada	100%	500,000
Raw land in Las Vegas, Nevada	100%	343,840
30-unit condominium project in Las Vegas, Nevada	83%	1,084,914
Raw land in Mesquite, Nevada	100%	3,500,000

Total		$7,078,754

*This property is subject to a lien related to a Special Improvement District (“SID”) which is not due and payable until such time as the Company sells the property to a third party. If the Company begins development on the property, the costs related to the SID will be assessed to the buyers of each individual parcel resulting in no gain or loss to the Company.

The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers. Based on current information available, the Company has provided valuation allowances on real estate held for sale totaling $945,000 during the three months ended June 30, 2004. Below is a rollforward of investments in real estate held for sale for the three months ended June 30, 2004:

	Balance at			Valuation	Balance at
Description	April 1, 2004	Acquisitions	Sales	Adjustments	June 30, 2004
Raw land in Utah	$2,400,000	$—	$—	$(750,000)	$1,650,000
Raw land in Las Vegas, Nevada	595,860	—	—	(95,860)	500,000
Raw land in Las Vegas, Nevada	343,840	—	—	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	—	—	1,084,914
Raw land in Mesquite, Nevada	3,600,000	—	—	(100,000)	3,500,000

Total	$8,024,614	$—	$—	$(945,000)	$7,078,754

NOTE 7 — NOTES PAYABLE

Notes payable as of June 30, 2004, consists of promissory notes totaling $374,654 to various parties related to foreclosed real estate properties. The related properties were formerly collateral for loans placed by the Company. Through foreclosure, the Company acquired the properties subject to the debt owed to the existing trust deed holders. The Company is not required and does not intend to pay interest on these notes.

NOTE 8 — NOTES PAYABLE – RELATED PARTY

Notes payable – related party totaling $2,335,518 as of June 30, 2004, consists of the following:

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

NOTE 9 — DIVIDENDS PAYABLE

In June 2004, the Company declared a cash dividend to preferred stockholders of approximately $0.08 per share that was paid in July 2004.

NOTE 10 — PREFERRED STOCK

During the three months ended June 2004, the Company redeemed 250,000 shares of its Series A convertible preferred stock for $2,750,000 or $11 per share.

NOTE 11 — TREASURY STOCK

During the six months ended June 30, 2004, the Company purchased 296,750 shares of its common stock for $682,818. Additionally, the Company retired all 474,750 common shares held in treasury on June 30, 2004.

NOTE 12 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common stockholders adjusted for dividends to preferred stockholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three months ended June 30, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $180,061 and $225,228, respectively. For the three and six months ended June 30, 2004, options and warrants to purchase 3,534,279 and 3,545,637 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46(R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company does not expect SOP 03-3 to have a material impact on its consolidated financial position or results of operations.

NOTE 14 — LEGAL MATTERS

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

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

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of August 16, 2004. We believe that we have complied with SEC disclosure requirements and are fully cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

On May 30, 2003, Vestin Mortgage filed a civil action for damages in the amount of approximately $2,000,000 against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

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

NOTE 15 — SUBSEQUENT EVENTS

During July 2004, the Company announced a 2-for-1 reverse stock split which became effective July 20, 2004.

During August 2004, the Company redeemed 147,800 shares of its Series A convertible preferred stock for $1,625,800 or $11 per share.

During July and August 2004, the Company purchased and retired 264,769 pre-split shares of its Common Stock for $573,380.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three months ended June 30, 2004 and 2003. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB/A and Form 10-KSB/A-2 for the year ended December 31, 2003.

BACKGROUND

Vestin Group, Inc. (“Vestin Group”) was incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. Vestin Group is a holding company that conducts all of its operations through its wholly owned subsidiaries. Vestin Group’s stock is traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN”.

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

Vestin Mortgage, Inc., our wholly-owned subsidiary(“Vestin Mortgage”), operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land and residential mortgage loans secured by real property as well as managing Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) (collectively, the “Funds”) and inVestin Nevada, Inc. (“inVestin Nevada”), a company wholly-owned by the Company’s Chief Executive Officer. The Funds and inVestin Nevada invest in mortgage loans. Fund III also invests in real property.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

The Company reported total revenues of approximately $5.4 million and $7.2 million for the three months ended June 30, 2004 and 2003, respectively, a decrease of $1.8 million or 25%. For the six months ended June 30, 2004 and 2003, total revenues approximated $19.8 million and $13.6 million, respectively, an increase of $6.2 million or 46%. The decrease for the three months ended June 30, 2004 is primarily attributable to a $19.3 million decrease in the dollar amount of loans originated for the period. The increase in revenue for the six months ended June 30, 2004 is primarily attributable to income related to a legal settlement with the guarantors of a defaulted loan as more fully discussed herein.

The total dollar amount of loans placed for the three months ended June 30, 2004 and 2003 was $77.8 million and $97.1 million, respectively, a decrease of $19.3 million or 20%. For the six months ended June 30, 2004 and 2003, the total dollar amount of loans placed approximated $220.1 million and $152.6 million, respectively, an increase of $67.5 million or 44%. These fluctuations are not uncommon given the nature of the industry in which the Company operates, which entails the arrangement of fewer loans with high loan amounts.

The Company reported total loan placement fees of approximately $3.3 million and $4.1 million for the three months ended June 30, 2004 and 2003, respectively, a decrease of $0.8 million or 20%. For the six months ended June 30, 2004 and 2003, loan placement fees approximated $9.3 million and $8.6 million, respectively, an increase of $0.7 million or 8%. Although the dollar amount of loans originated increased by $67.5 million, the average fees as a percentage of loan amount decreased from 5.7% to 4.2%.

Loan placement and related fees revenues for the three months ended June 30, 2004 and 2003 approximated 91% and 92% of total revenues, respectively. Loan placement and related fees revenues for the six months ended June 30, 2004 and 2003 approximated 66% and 91% of total revenues, respectively.

Loan placement fees as a percentage of dollar amount of loans placed averaged 6.3% and 4.2% for the three months ended June 30, 2004 and 2003, respectively. Loan placement fees as a percentage of dollar amount of loans placed for the six months ended June 30, 2004 and 2003 averaged 4.2% and 5.6%, respectively. The 6.3% average placement fee in the second quarter of 2004 and the 5.6% average placement fee in the six months ended June 30, 2003 resulted from above average loan charges for those periods due to higher loan fees charged on specific loans and are not indicative of a trend.

Other fees related to loan placement and servicing totaled $0.4 million for the three months ended June 30, 2004, as compared to $1.1 million for the same period in 2003, a decrease of $0.7 million or 63%. Other fees related to loan placement and servicing totaled $1.2 million for the six months ended June 30, 2004, compared to $2.6 million for the same period in 2003, a decrease of $1.4 million or 54%. The decrease of $0.7 million and $1.4 million is primarily related to a decrease in the dollar amount of loans being serviced during the periods of 2004 compared to the prior year.

Extension fees for the three months ended June 30, 2004 and 2003 totaled $1.2 million and $1.4 million, respectively, a decrease of $0.2 million or 14%. For the six months ended June 30, 2004 and 2003, extension fees totaled $2.5 million for both periods.

During the six months ended June 30, 2004, the Company entered into a legal settlement with the guarantors of a loan to recover shortfalls resulting from the sale of related real estate acquired through foreclosure. The settlement resulted in revenue of approximately $5.9 million which came in the form of cash totaling $2.3 million and land valued at $3.6 million. During the three months ended June 30, 2004, the land was re-valued at $3.5 million based on an offer received on the property less costs related to the sale.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses for the three months ended June 30, 2004 and 2003 were approximately $0.9 million and $2.8 million, respectively, a decrease of $1.9 million or 68%. For the six months ended June 30, 2004 and 2003, sales and marketing expenses were approximately $3.7 million and $5.6 million, respectively, a decrease of $1.9 million or 34%. The changes are primarily related to the following:

•	Commissions expense decreased by $0.5 million and $1.5 million for the three and six months ended June 30, 2004, respectively compared to the same periods in the prior year. The majority of loans placed during those periods were not referred to the Company by brokers or other outside sources. The decrease is not indicative of a trend as the Company is actively pursuing outside sources such a brokers as sources of loans to be originated.

•	Public relations expenses decreased by $0.5 million for the three months ended June 30, 2004, compared to the same period in the prior year. Since the Company cancelled its contract with Planned Licensing, Inc., there will no longer be any expenses associated with cash paid under the agreement or amortization of the common stock warrants issued in conjunction with the agreement. For the six months ended June 30, 2004, public relations expense increased by approximately $1.0 million compared to the same period in the prior year. On March 15, 2004, the Company notified Planned Licensing, Inc., the public relations firm for Joe Namath, that it is terminating its License Agreement with Mr. Namath. As a result, the Company fully expensed the remaining portion of the compensatory stock warrants issued to Mr. Namath which were being amortized over the term of his contract. The unamortized portion of the stock warrant compensation totaled approximately $1.9 million were fully expensed to public relations expense during the six months ended June 30, 2004.

•	As part of the Company’s program of rightsizing and strategic cost controls, advertising expenses decreased by $0.6 million and $0.9 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in the prior year.

•	For the six months ended June 30, 2004, travel expenses decreased by $0.3 million due to a reduction in the number of seminars held to attract investors to invest in the Funds.

General and Administrative Expenses

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $3.0 million for the three months ended June 30, 2004, as compared to $3.4 million for same period in 2003, a decrease of $0.4 million or 12%, which is primarily related to decreases in payroll due to cost cutting measures taken during February 2004. Expenses totaled $6.9 million for both six month periods ended June 30, 2004 and 2003. Although payroll expenses decreased as a result of the cost cutting measures, there was a corresponding increase in legal, accounting, and consulting fees related to the informal inquiry by the Securities and Exchange Commission.

During February 2004, the Company performed an extensive review of the economic environment and the status of its business and concluded that in order to provide the best possible opportunity for success in meeting its strategic and financial objectives, a change in operating strategy is required. To that end the Company initiated a program of rightsizing and strategic cost controls which involves the reduction of various costs including payroll, marketing and sales expenses to a level that is more suitable to its current business strategy. As a result, the Company expects general and administrative expenses to significantly decrease for the remaining part of 2004, specifically as it relates to payroll and related expenses.

Other Expenses

The Company periodically assesses the value of real estate held for sale acquired through foreclosure by various methods including obtaining updated appraisals when deemed necessary, reviewing recent market activity or any other method available to properly assess such values. As a result of such assessments, the Company recorded valuation losses of $0.9 million for the three months ended June 30, 2004. The following is a rollforward of the carrying value of real estate held for sale for the quarter ended June 30, 2004:

	Carrying Value
	Before	Valuation	Adjusted
	Adjustment	Loss	Carrying value
Raw land in Utah	$2,400,000	$750,000	$1,650,000
Raw land in Las Vegas, Nevada	595,860	95,860	500,000
Raw land in Las Vegas, Nevada	343,840	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	1,084,914
Raw land in Mesquite, Nevada	3,600,000	100,000	3,500,000

Total	$8,024,614	$945,860	$7,078,754

Income (Loss) Before Income Taxes

As a result of the foregoing factors, results from operations before provision (benefit) for income taxes generated income of $0.5 million and $7.6 million, respectively, for the three and six months ended June 30, 2004 compared to losses of $1.1 million and $2.8 million, respectively, for the same periods in 2003.

Net Income (Loss)

For the three and six months ended June 30, 2004, net income was approximately $0.3 million and $5.0 million, respectively, compared to a net loss of $0.7 million and $1.8 million, respectively, for the same periods in 2003.

Earnings (Loss) Per Share

For the three months ended June 30, 2004 basic earnings per share totaled $0.03 and diluted earnings per share totaled $0.02 per share, compared to a loss of $0.18 per basic and diluted share for the three months ended June 30, 2003. For the six months ended June 30, 2004 basic earnings per share totaled $1.06 per share and diluted earnings per share totaled $0.78 per share compared to a loss of $0.43 per basic and diluted share for the six months ended June 30, 2003. Earnings per diluted share considers the dilutive effect of stock options and warrants.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

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

For the six months ended June 30, 2004, the cash flows provided by operating activities of the Company were approximately $4.9 million, compared to cash used by operating activities of $0.4 million during the six months ended June 30, 2004. Cash provided by investing activities were approximately $1.8 million during the six months ended June 30, 2003, compared to $6.9 million during the same period of the prior year. Financing activities used $5.0 million for the six months ended June 30, 2004 compared to $7.2 million for the same six month period in 2003.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. During the six months ended June 30, 2004, the Company generated positive cash flow of $1.8 million from investing activities and believes that cash generated from operations will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which it brokers. Historically, the Company has relied primarily upon individual investors and participating lenders for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which it now depends as its principal funding sources. At June 30, 2004, Fund I had capital of approximately $82.4 million and Fund II had capital of approximately $360.5 million. Both Fund I and Fund II have completed the public offering of their units and are not expected to raise significant amounts of additional capital. The Company’s wholly-owned subsidiary, Vestin Mortgage, is the manager of both Funds.

On November 7, 2003, the SEC declared the registration statement (Form S-11) of Fund III to be effective and the marketing of $100 million of Fund III units commenced. Fund III will invest in and operate multifamily, assisted living, office, industrial and retail property, and other income producing properties as well as invest in mortgage loans where the collateral is real property. Vestin Mortgage is the manager of Fund III. Vestin Mortgage will earn real estate commissions, advisory fees, and property management fees as well as loan brokerage, evaluation, administration and extension, or modification fees. Vestin Capital, Inc., the Company’s wholly-owned subsidiary, is the dealer-manager for the sale of Fund III units. As of June 30, 2004, Fund III has raised approximately $15.6 million.

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

Notwithstanding the high historical yields generated by the Company’s mortgage loans compared to conventional mortgage lenders, the Company believes its ability to attract investors may be impaired by its small size and limited operating history. In addition, the mortgage loan investments the Company offers are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, the Company’s ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. The Company’s ability to attract investors has suffered because the rate of return paid to members of the Funds has declined over the past year and a half. If this decline continues, the Company will find it increasingly difficult to attract investors and the Funds may shrink as members exercise their redemption rights.

Any significant level of redemptions by the Funds’ members would reduce the capital available by the Funds for investment, and accordingly, reduce the fees paid to Vestin Mortgage. In order to comply with the operating agreements of the Funds and the Internal Revenue Code, the Funds may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of June 30, 2004, the total of redemptions made from inception was $25.7 million for Fund I and $64.4 million for Fund II. Balances in members’ capital accounts for Fund I as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. Balances in members’ capital accounts for Fund II as of January 1, 2004 was $394.0 million, which would limit redemptions to

$39.4 million for calendar 2004. As of June 30, 2004, Fund I had paid approximately $8.3 million in redemptions and Fund II had paid approximately $30.3 million in redemptions in 2004, Fund II has $9.1 million in redemptions that remain to be fulfilled in 2004 and Fund I had $0.7 million in redemptions that remain to be fulfilled in 2004. As of June 30, 2004, requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, and $0.6 million in 2011 had been logged for Fund I. As of June 30, 2004, remaining requests to redeem approximately $35.5 million in 2005, $31.9 million s in 2006, $28.7 million in 2007, $29.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, and $18.8 million in 2011 had been logged for Fund II.

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or the Funds (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements require that the Lead Lenders to protect by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in certain loan or loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of June 30, 2004, funds being used under intercreditor and participation agreements where the Company has potential obligations as defined above totaled $91.1 million.

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

Risks of Underwriting Standards and Procedures

The Company’s underwriting standards and procedures are more lenient than conventional lenders in that it invests in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of such loan approvals, there may be a risk that the credit inquiry the Company performs may not reveal all material facts pertaining to the borrower and the security. As a result, the loans the Company arranges and loans in which the Company may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. The Company attempts to mitigate this risk by insisting upon lower loan-to-value ratios. Nonetheless, the Company’s future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan-to-value ratios on some construction and development loans may be calculated using an “as-if completed” appraisal, the values of which can dramatically change.

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

Competition For Borrowers

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, the Company also competes with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company does. Competition in the Company’s market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

ITEM 3. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this report on Form 10-QSB (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

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

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of August 16, 2004. The Company believes that it has complied with SEC disclosure requirements and are fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

On May 30, 2003, Vestin Mortgage filed a civil action for damages in the amount of approximately $2,000,000 against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock

3.4	Certificate of Amendment to Certificate of Incorporation

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001	(14)

10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003	(14)

10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC (now known as Vestin Fund I, LLC), dated as of November 2, 2000	(5)

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(14)

10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC	(13)

Exhibit		Page Number/
Number	Description	Filing Method
10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(14)

10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 31, 2003

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(14)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed on Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/A (File No. 333-105017) on April 29, 2004.

(14)	Previously filed on Form 10-KSB/A-2 (File No. 000-24803) on August 4, 2004.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

By:	/s/ Michael V. Shustek

Michael V. Shustek, Chief Executive Officer
Date: August 16, 2004

By:	/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer
Date: August 16, 2004

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock

3.4	Certificate of Amendment to Certificate of Incorporation

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001	(14)

10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003	(14)

10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC (now known as Vestin Fund I, LLC), dated as of November 2, 2000	(5)

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(14)

10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC	(13)

10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(14)

Exhibit		Page Number/
Number	Description	Filing Method
10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 31, 2003

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(14)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed on Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/A (File No. 333-105017) on April 29, 2004.

(14)	Previously filed on Form 10-KSB/A-2 (File No. 000-24803) on August 4, 2004.