Form 10QSB
period 2004-09-30
VESTIN GROUP INC
filed 2004-11-15
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 000-24803

VESTIN GROUP, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-2102142 (I.R.S. EMPLOYER IDENTIFICATION NO.)

8379 WEST SUNSET BOULEVARD, LAS VEGAS, NEVADA 89113

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(702) 227-0965

(ISSUER’S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2004:

2,628,972 Post-Split Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

VESTIN GROUP, INC. AND
SUBSIDIARIES

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS
Cash	$2,092,092
Accounts receivable	1,774,542
Interest receivable	4,365
Due from related parties	2,031,403
Notes receivable — related party	22,964
Investments in real estate held for sale	3,568,754
Investments in mortgage loans on real estate, net of allowance of $110,000	218,035
Other investments — related parties	3,461,149
Deferred tax asset	1,187,539
Property and equipment, net	1,399,973
Other assets	173,336

Total assets	$15,934,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,232,462
Due to related party	345,309
Dividend payable	38,223
Income taxes payable	1,221,352
Note payable — Fund II	1,000,000
Notes payable — related party	2,335,518
Notes payable	374,654
Capital leases payable	107,885

Total liabilities	7,655,403

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 458,675 shares issued and outstanding	46
Common stock, $.0001 par value; 100 million shares authorized 2,628,972 shares issued and outstanding	263
Additional paid-in capital	4,981,495
Retained earnings	3,296,945

Total stockholders’ equity	8,278,749

Total liabilities and stockholders’ equity	$15,934,152

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues
Loan placement and related fees	$4,584,776	$3,000,850	$17,665,764	$15,397,362
Interest income	28,896	133,147	110,072	500,745
Gain from settlement of lawsuit	—	—	5,850,000	—
Other revenues	407,871	385,657	1,241,860	1,184,507

Total revenues	5,021,543	3,519,654	24,867,696	17,082,614

Expenses
Sales and marketing expenses	1,166,415	1,743,902	4,892,362	7,378,684
General and administrative expenses	2,951,690	3,237,067	9,822,263	10,171,400
Valuation losses on real estate held for sale	—	—	1,545,860	1,287,883
Valuation loss on purchase of rights to receive proceeds of judgment	3,565,795	—	3,565,795	—
Bad debt expense	129,017	—	210,608	715,301
Capital Contribution to Fund I	—	—	—	1,600,000
Interest expense	4,480	24,453	21,628	224,403

Total expenses	7,817,397	5,005,422	20,058,516	21,377,671

Income (loss) from operations before provision (benefit) for income taxes	(2,795,854)	(1,485,768)	4,809,180	(4,295,057)
Provision (benefit) for income taxes	(943,612)	(505,161)	1,654,448	(1,460,319)

NET INCOME (LOSS)	(1,852,242)	(980,607)	3,154,732	(2,834,738)
Preferred stock dividends	(132,231)	(224,450)	(536,742)	(703,350)

Net income (loss) applicable to common shareholders	$(1,984,473)	$(1,205,057)	$3,691,474	$(3,538,088)

Earnings (loss) per common share — Basic	$(0.73)	$(0.45)	$1.42	$(1.33)

Earnings (loss) per common share — Diluted	$(0.73)	$(0.45)	$1.03	$(1.33)

Weighted average number of common shares outstanding — Basic	2,717,561	2,654,654	2,601,798	2,661,066

Weighted average number of common shares outstanding — Diluted	2,717,561	2,654,654	3,569,158	2,661,066

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2004	897,800	$90	2,664,170	$266	(89,000)	$(544,305)	$9,767,453	$678,955	$9,902,459
Expenses related to issuance of warrants	—	—	—	—	—	—	1,856,604	—	1,856,604
Dividends paid on preferred stock	—	—	—	—	—	—	—	(536,742)	(536,742)
Purchase of treasury stock	—	—	—	—	(346,198)	(1,317,254)	—	—	(1,317,254)
Redemption of preferred stock	(439,125)	(44)	—	—	—	—	(4,789,006)	—	(4,789,050)
Retirement of treasury stock	—	—	(435,198)	(43)	435,198	1,861,559	(1,861,516)	—	—
Common stock options exercised	—	—	400,000	40			7,960	—	8,000
Net income	—	—	—	—	—	—	—	3,154,732	3,154,732

Balance at September 30, 2004	458,675	$46	2,628,972	$263	—	$—	$4,981,495	$3,296,945	$8,278,749

The accompanying notes are in integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flow from operating activities:
Net income (loss)	$3,154,732	$(1,854,130)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	190,268	62,079
Bad debt	210,608	—
Stock based compensation	1,856,604	464,151
Capital contribution to Fund I	—	1,600,000
Gain from settlement of lawsuit	(3,600,000)	—
Valuation loss on purchase of rights to receive proceeds of judgment	3,565,795	—
Provision for loan losses	—	110,000
Valuation loss on real estate held for sale	1,545,860	1,287,883
Changes in operating assets and liabilities:	—	—
Accounts receivable	397,533	278,041
Interest receivable	6,284	101,836
Due from related parties	134,652	(2,052,708)
Other assets	(29,131)	102,381
Deferred tax asset	691,989	—
Accounts payable and accrued expenses	(1,801,115)	1,273,004
Due to related party	345,309	—
Dividend payable	(36,594)	(833)
Deferred income	(2,875,000)	—
Income taxes payable	962,458	(955,158)

Net cash provided by operating activities	4,720,252	416,546

Cash flows from investing activities:
Purchase of property and equipment	(693,021)	(74,824)
Purchase of investment in real estate held for sale	—	(1,100,000)
Proceeds from sale of investment in real estate held for sale	2,955,794	—
Proceeds from payoff on note receivable	400,000	—
Proceeds from payoff on note receivable - related party	65,000	—
Purchase of other investments - related party	(324,387)	(1,449)
Proceeds from the sale of investments in mortgage loans on real estate from other related party	295,000	—
Proceeds from loan payoff	330,000	—
Proceeds from sale of investments in mortgage loans on real estate	—	8,058,939

Net cash provided by investing activities	3,028,386	6,882,666

The accompanying notes are in integral part of these statements.

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from financing activities:
Payments on lines of credit	—	(7,000,000)
Proceeds from notes payable	—	1,078,997
Payment on notes payable-related party	—	(140,415)
Payments on notes payable	(1,100,000)	—
Payments on capital leases	(52,555)	—
Common stock options exercised	8,000	15,999
Redemption of preferred stock	(4,789,050)	(100,000)
Payment of dividend on preferred stock	(536,742)	(452,178)
Purchase of treasury stock	(1,317,254)	—
Payment of dividend on common stock	—	(639,372)

Net cash used in financing activities	(7,787,601)	(7,236,969)

NET CHANGE IN CASH	(38,963)	62,243
Cash at beginning of period	2,131,055	2,523,017

Cash at end of period	$2,092,092	$2,585,260

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$—

Cash paid for interest	$21,628	$199,950

Non-cash investing and financing activities:
Dividends declared on preferred stock	$38,223	$75,650

Retirement of treasury stock	$1,861,559	$—

Notes payable assumed through foreclosure	$—	$244,654

Notes payable — related parties assumed through foreclosure	$—	$802,363

Note payable related to capital contribution to Fund I	$—	$723,763

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$—	$876,237

Investments in real estate held for sale acquired through foreclosure	$—	$1,094,914

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$—	$478,829

Purchase of rights to receive proceeds of judgment	$1,000,000	$—

The accompanying notes are in integral part of these statements.

VESTIN GROUP, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

Vestin Group, Inc. (“Vestin” or “the Company”) conducts its operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), and Vestin Fund III, LLC (“Fund III”), (collectively referred to as (the “Funds”)) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin”), which invest in mortgage loans. Fund III also invests in real estate. Vestin Mortgage, as manager of the Funds and inVestin Nevada will be referred to as “Manager.”

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

JLS Advertising, a wholly owned subsidiary of the Company, is an advertising company formed solely for the purposes of providing advertising buying power for the Company’s marketing efforts. There was no specific operating activity in this company during the three months ended September 30, 2004 and 2003.

The Company operates in one business segment.

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of Vestin and its subsidiaries. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed of.

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

The following table represents the effect on net income (loss) and income (loss) per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the nine months ended
	September 30,	September 30,
	2004	2003
Net income (loss), as reported	$3,154,732	$(2,834,738)
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	1,856,604	459,510
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(255,578)	(1,176,684)

Pro forma net income (loss)	$4,755,758	$(3,551,912)

Net income (loss) per common share
Basic income (loss), as reported	$1.42	$(0.66)

Basic income (loss), pro forma	$1.83	$(0.79)

Diluted income (loss), as reported	$1.03	$(0.66)

Diluted income (loss), pro forma	$1.33	$(0.79)

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Notes receivable — In 2000, the Company loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. The Company does not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the loan was extended to December 31, 2004. As of September 30, 2004 the principal balance on this loan was $22,964.

Due from related parties totaling $2,031,403 as of September 30, 2004 are comprised of the following:

Amounts due from Fund I totaling $657,134 relate to management fees, earnings on units in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

Amounts due from Fund II totaling $925,745 relate to management fees, earnings on units in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.

Amounts due from Fund III totaling $81,123 relate to management fees and earnings on the Company’s investment in Fund III. Amounts due from Fund III bear no interest and are due on demand.

Advances to C-5, LLC totaling $257,200 relate to various expenses paid for travel related to an aircraft usage agreement as discussed below.

Amounts due from the majority stockholder and Chief Executive Officer of the Company totaling $14,316 related to various advances and legal costs paid by Vestin Mortgage on his behalf.

Amounts due from inVestin totaling $95,885 related to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin, a corporation wholly-owned by the Chief Executive Officer of the Company, was created as an additional funding source for the Company to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by the Company above the average aggregate interest paid to the debenture holders. For the three and nine months ended September 30, 2004, Vestin Mortgage earned $32,881 and $84,938, respectively, related to the agreement.

Due to related party totaling $345,309 as of September 30, 2004 is comprised of the following:

Amounts due to inVestin totaling $218,654 related to loan origination fees shared by inVestin during the three months ended September 30, 2004 pursuant to the agreement to provide management services which states that inVestin will receive a pro-rata share of the origination fees charged on loan in which it participates.

Amounts due to Fund III for September rent totaling $71,645 as further discussed below.

Amounts due to a law firm in which the Secretary of the Company has an equity ownership interest totaling $55,010.

Other investments — related parties totaling $3,461,149 as of September 30, 2004 comprised of the following:

The Company’s investments in units of the Funds totaling $3,026,774.

Investments in collateralized mortgage obligations which are controlled by a company wholly owned by the Company’s Chief Executive Officer totaling $434,375.

During the three-month periods ended September 30, 2004 and 2003, the Company paid $271,502 and $141,000, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest. During the nine-month periods ended September 30, 2004 and 2003, the Company paid $749,681 and $670,000, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest.

During the three months ended September 30, 2004 the Company received $200,000 as an acquisition and advisory fee related to due diligence and other services provided in connection with the purchase of real property by Fund III.

The Company’s Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). For the three-month periods ended September 30, 2004 and 2003, approximately $180,233 and $84,000, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company. For the nine-month periods ended September 30, 2004 and 2003, approximately $448,806 and $180,000, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company.

For the three-month periods ended September 30, 2004 and 2003, the Company recorded revenues of approximately $16,000 and $20,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. For the nine-month periods ended September 30, 2004 and 2003, the Company recorded revenues of approximately $45,000 and $72,000, respectively, from its investment in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the three month periods ended September 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $64,000 for both periods. During the nine-month periods ended September 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $191,000 and $190,000, respectively. All of the foregoing management fees and distributions are reflected as a due from party on the balance sheet.

For the three-month periods ended September 30, 2004 and 2003, the Company recorded revenues of approximately $16,000 and $25,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. For the nine-month periods ended September 30, 2004 and 2003, the Company recorded revenues of approximately $52,000 and $94,000, respectively, from its investment in Fund II as a result of distributions declared during those periods. Vestin Mortgage as the manager is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the three month periods ended September 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II approximating $258,000 and $253,000, respectively. During the nine-month periods ended September 30, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II approximating $773,000 and $696,000, respectively. All of the foregoing management fees and distributions are reflected as a due from party on the balance sheet.

During the three months ended September 30, 2004, the Company purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. The Board of Directors of the Company approved the transaction. Because of the uncertainties inherent with litigation and enforcement of judgments, the Company elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, the Company will proceed to litigate the matter in the U.S. District Court. The Company believes a judgment will ultimately be ordered and that it will collect the full amount of the loan guarantee plus accrued interest.

Vestin Mortgage, as the manager of Fund III, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund III. During the three and nine months ended September 30, 2004, Vestin Mortgage recorded management fees from Fund III of approximately $22,000 and $59,000, respectively. For the three and nine month periods ended September 30, 2004, the Company recorded revenues of approximately $6,000 and $22,000, respectively, from its investment in Fund III as a result of distributions declared during those periods. All of the foregoing management fees and distributions are reflected as a due from party on the balance sheet.

The Company placed approximately $48.4 million and $50.8 million in mortgage loans in the three month periods ended September 30, 2004, and 2003, respectively. The Company placed approximately $268.5 million and $203.4 million in mortgage loans in the nine-month periods ended September 30, 2004, and 2003, respectively. These loans were primarily funded by Fund I and Fund II.

During the three and nine month periods ended September 30, 2004, the Company paid approximately $293,500 and $732,000 to C5, LLC, a company wholly owned by the Company’s Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows the Company to use an airplane on a preferred basis over any other proposed user. The Company used the airplane primarily for marketing and lending activities. The Company is required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. The Company is required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by the Company’s Board of Directors. The Company believes based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to the Company.

On August 21, 2002, the Company’s Board of Directors determined to seek new premises for the offices of the Company. The Board of Directors determined that the Company was not interested in purchasing a building. The Chief Executive Officer (“CEO”) of the Company advised the Board of Directors that he would be interested in acquiring a property which might be suitable to lease to the Company as its new premises. The Board of Directors agreed that the CEO could pursue such an opportunity providing that lease rates and other terms of the lease agreement were at market standards. On March 15, 2003, the CEO, through a wholly owned company, acquired unimproved real estate located in Las Vegas, Nevada. On March 31, 2003, the CEO sold the company, which owned the real estate in Las Vegas. The CEO has advised the Company that he made a profit of approximately $1.0 million in connection with the sale. The unrelated party proceeded to build an approximately 41,000 square foot office building on the site. On March 31, 2004, the Company entered into a ten year triple net lease, which took effect August 1, 2004. The lease rate is $1.75 per square foot, or an aggregate monthly rental of $71,645. In May 2004, Fund III entered into an agreement to purchase the building. Accordingly, Fund III is the Company’s owner and lessor. Vestin Mortgage obtained a review of the lease terms by an independent third party which concluded that the lease rate represents a market rate reasonable to both parties.

NOTE 5 — INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

As of September 30, 2004 the Company had investments in mortgage loans on real estate totaling $218,035, net of allowance. All outstanding mortgage loans were current and performing according to their terms. No outstanding mortgage loans were past due with respect to payment of interest at September 30, 2004. See Note 6 for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Due to economic uncertainties and historical loss experience, the Company’s management has established a reserve for inherent losses in the portfolio totaling $110,000 based on the Company’s policies and procedures regarding the valuation of its investments in mortgage loans on real estate.

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

NOTE 6 — INVESTMENTS IN REAL ESTATE HELD FOR SALE

At September 30, 2004, the Company had various properties with a carrying value totaling $3,568,754, which were acquired through foreclosure and recorded as investments in real estate held for sale. These properties secure specific notes payable as discussed in Notes 7 and 8. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or hold on to real estate acquired through foreclosure. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit.

		Adjusted
Description	% of ownership	Carrying value
Raw land in Utah*	100%	$1,650,000
Raw land in Las Vegas, Nevada	100%	490,000
Raw land in Las Vegas, Nevada	100%	343,840
30-unit condominium project in Las Vegas, Nevada	83%	1,084,914

Total		$3,568,754

*This property is subject to a lien related to a Special Improvement District (“SID”) which is not due and payable until such time as the Company sells the property to a third party. If the Company begins development on the property, the costs related to the SID will be assessed to the buyers of each individual parcel resulting in no gain or loss to the Company.

The carrying values of real estate held for sale are assessed on a regular basis from management assessments, comparable sales values or purchase offers. Below is a rollforward of investments in real estate held for sale for the three months ended September 30, 2004:

					Balance at
	Balance at			Valuation	September 30,
Description	June 30, 2004	Acquisitions	Sales	Adjustments	2004
Raw land in Utah	$1,650,000	$—	—	$—	$1,650,000
Raw land in Las Vegas, Nevada (1)	500,000	—	—	(10,000)	490,000
Raw land in Las Vegas, Nevada	343,840	—	—	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	—	—	1,084,914
Raw land in Mesquite, Nevada (1)	3,500,000	—	(3,500,000)	—	—

Total	$7,078,754	$—	$(3,500,000)	$(10,000)	$3,568,754

(1) Sales for the third quarter 2004:

During May 2004 the Company entered into an agreement to sell raw land in Las Vegas, Nevada for $6.2 million. Prior to quarter end, $10,000 was released from escrow representing an early release of funds. The transaction is expected to be finalized during the second quarter of 2005.

During July 2004 the Company sold raw land in Mesquite, Nevada for $3,500,000 which approximated the Company’s carrying value of this asset. Therefore, no gain or loss was recorded on the sale.

NOTE 7 — NOTES PAYABLE

Notes payable as of September 30, 2004, consists of promissory notes totaling $374,654 to various parties related to foreclosed real estate properties. The related properties were formerly collateral for loans placed by the Company. Through foreclosure, the Company acquired the properties subject to the debt owed to the existing trust deed holders. The Company is not required and does not intend to pay interest on these notes.

NOTE 8 — NOTES PAYABLE — RELATED PARTY

Notes payable — related party totaling $2,335,518 as of September 30, 2004, consists of the following:

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

NOTE 9 — NOTE PAYABLE — FUND II

During the three months ended September 30, 2004, the Company purchased from Fund II the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. The Company paid cash of $2,565,795 and issued a promissory note for $1,000,000 for the balance. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005.

NOTE 10 — DIVIDENDS PAYABLE

In September 2004, the Company declared a cash dividend to preferred stockholders of approximately $0.08 per share that was paid in October 2004.

NOTE 11 — PREFERRED STOCK

During the three and nine months ended September 2004, the Company redeemed 189,125 and 439,125 shares of its Series A convertible preferred stock for $2,039,050 and $4,789,050, respectively.

NOTE 12 — TREASURY STOCK

During the nine months ended September 30, 2004, the Company purchased 346,198 shares of its common stock for $1,317,254. Additionally, as of September 30, 2004, all treasury stock purchased has been retired.

NOTE 13 — STOCK SPLIT

In July 2004, the Company’s Board of Directors adopted a resolution whereby it approved a 2-for-1 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 2-for-1 reverse stock split as if the stock split occurred since inception.

NOTE 14 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common stockholders adjusted for dividends to preferred stockholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the three months ended September 30, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $132,231 and $536,742, respectively. For the three months ended September 30, 2004, the company sustained a loss. Therefore no options or warrants were deemed dilutive and were excluded from the computation of diluted earnings per share. For the nine months ended

September 30, 2004, options and warrants to purchase 1,812,872 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 15 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. In December 2003, the FASB revised Interpretation No. 46 also referred to an Interpretation 46 (R) (“FIN 46 (R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the entity’s residual returns or both. The Company is required to apply FIN 46 as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 ® to those entities that are considered to be special-adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Company does not expect SOP 03-3 to have a material impact on its consolidated financial position or results of operations.

NOTE 16 — LEGAL MATTERS

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

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of November 15, 2004. We believe that we have complied with SEC disclosure requirements and have cooperated with the inquiry. We cannot at this time predict the outcome of the inquiry.

On May 30, 2003, Vestin Mortgage filed a civil action for damages against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First

American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

During the three months ended September 30, 2004, the Company purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas (Case No. H-03-5071) seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, the Company will proceed to litigate the matter in the U.S. District Court.

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

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or the Funds (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of September 30, 2004, funds being used under intercreditor and participation agreements where the Company has potential obligations as defined above totaled $42.9 million.

NOTE 18 — SUBSEQUENT EVENTS

Mr. Shustek, the Company’s Chairman, Chief Executive Officer and President, has filed a statement on Schedule 13E-3 with the Securities and Exchange Commission (“SEC”) on August 23, 2004 and an amendment on September 30, 2004. Mr. Shustek has entered into privately negotiated purchase agreements to acquire an aggregate of 52,341 shares of the Company’s Common Stock from certain stockholders of the Company. Consummation of such proposed purchases are subject to certain conditions, including the dissemination of an amended Schedule 13E-3 to all stockholders of the Company. The consummation of such purchases by Mr. Shustek may cause the Company to no longer meet the requirements for listing on the Nasdaq SmallCap Market. In addition, such purchases by Mr. Shustek may lead the Company to de-register with the SEC. However, the Company cannot assure you that such purchases will be consummated or that the Company will de-register with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three and nine months period ended September 30, 2004 and 2003. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB and in the Company’s annual report on Form 10-KSB/A and Form 10-KSB/A-2 for the year ended December 31, 2003.

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

Vestin Mortgage, Inc., our wholly-owned subsidiary (“Vestin Mortgage”), operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land and residential mortgage loans secured by real property as well as managing Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”) (collectively, the “Funds”) and inVestin Nevada, Inc. (“inVestin Nevada”), a company wholly-owned by the Company’s Chief Executive Officer. The Funds and inVestin Nevada invest in mortgage loans. Fund III also invests in real property.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

The Company reported total revenues of approximately $5.0 million and $3.5 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $1.5 million or 43%. For the nine months ended September 30, 2004 and 2003, total revenues approximated $24.9 million and $17.1 million, respectively, an increase of $7.8 million or 46%. Revenues represent primarily fees received for originating, servicing and extending mortgage loans. Thus, revenues reflect the amount of loan activity as well as the rates charged the Company for its services. In addition, as explained below, revenues for the 2004 periods were favorably impacted by a settlement of a significant lawsuit.

The total dollar amount of loans placed for the three months ended September 30, 2004 and 2003 was $48.4 million and $50.8 million, respectively, a decrease of $2.4 million or 4.7%. For the nine months ended September 30, 2004 and 2003, the total dollar amount of loans placed approximated $268.5 million and $203.4 million, respectively, an increase of $65.1 million or 32%.

The Company reported total loan placement fees of approximately $1.6 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $0.3 million or 23%. For the nine months ended September 30, 2004 and 2003, loan placement fees approximated $10.9 million and $9.9 million, respectively, an increase of $1.0 million or 10%. Although the total dollar amount of loans placed for the three months ended September 30, 2004 decreased by $2.4 million, loan origination fees as a percentage of loans placed increased to 3.3% from 2.6% for the same period in the prior year.

Other fees related to loan placement and servicing totaled $0.9 million for the three months ended September 30, 2004, as compared to $0.8 million for the same period in 2003. Other fees related to loan placement and servicing totaled $2.2 million for the nine months ended September 30, 2004, compared to $2.1 million for the same period in 2003.

Extension fees for the three months ended September 30, 2004 and 2003 totaled $2.0 million and $0.8 million, respectively, an increase of $1.2 million or 150%. For the nine months ended September 30, 2004 and 2003, extension fees totaled $4.5 million and $3.3 million, respectively, an increase of $1.2 million or 36%. During the three months ended September 30, 2004 and 2003 the Company extended three loans for both periods for a total dollar amount of $22.0 million and $18.9 million, respectively. During the nine months ended September 30, 2004 and 2003 the Company extended 14 loans and 21 loans, respectively, for a total dollar amount of $250.7 million and $286.9 million, respectively.

During the nine months ended September 30, 2004, the Company entered into a legal settlement with the guarantors of a loan to recover shortfalls resulting from the sale of related real estate acquired through foreclosure. The settlement resulted in revenue of approximately $5.9 million which came in the form of cash totaling $2.3 million and land valued at $3.6 million. During the three months ended September 30, 2004, the land was re-valued at $3.5 million based on an offer received on the property less costs related to the sale.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising costs, public relations expenses, commissions and travel expenses. Sales and marketing expenses for the three months ended September 30, 2004 and 2003 were approximately $1.2 million and $1.7 million, respectively, a decrease of $0.5 million or 29%. During the nine months ended September 30, 2004 and 2003, sales and marketing expenses were approximately $4.9 million and $7.4 million, respectively, a decrease of $2.5 million or 34%. The changes are primarily related to the following:

•	As part of the Company’s program of rightsizing and strategic cost controls, advertising expenses decreased by $0.5 million for the three months ended September 30, 2004 compared to the same period in the prior year.

•	Commissions expense decreased by $2.5 million for the nine months ended September 30, 2004 compared to the same period in the prior year. The majority of loans placed during the period were not referred to the Company by brokers or other outside sources. The decrease is not indicative of a trend as the Company is actively pursuing outside sources such as brokers.

General and Administrative Expenses

General and administrative expenses included payroll and related expenses, consultation fees, professional fees, and general corporate expenses. General and administrative expenses of the Company were $3.0 million for the three months ended September 30, 2004, as compared to $3.2 million for same period in 2003, a decrease of $0.2 million or 6.3%. Expenses totaled $9.8 million and $10.2 million, a decrease of $0.4 million or 3.9% for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease in expenses is primarily related to the Company’s program of rightsizing and strategic cost controls discussed below.

During February 2004, the Company performed an extensive review of the economic environment and the status of its business and concluded that in order to provide the best possible opportunity for success in meeting its strategic and financial objectives, a change in operating strategy was required. To that end the Company initiated a program of rightsizing and strategic cost controls which involve the reduction of various costs including payroll, marketing and sales expenses to a level that is more suitable to its current business strategy. As a result, the Company expects payroll and related expenses to significantly decrease for the remaining part of 2004.

Valuation loss on purchase rights to receive proceeds of Judgement

The Company recorded a loss on investments totaling $3.6 million during the three months ended September 30, 2004 due to the write-off of $3.6 million related to the rights to a legal judgment it acquired from Fund II as described in more detail below.

The Company purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan. Because of the uncertainties inherent with litigation and enforcement of judgments, the Company elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, the Company will proceed to litigate the matter in the U.S. District Court. The Company believes a judgment will ultimately be ordered and that it will collect the full amount of the loan guarantee plus accrued interest.

Other Expenses

The Company periodically assesses the value of real estate held for sale acquired through foreclosure by various methods including obtaining updated appraisals when deemed necessary, reviewing recent market activity or any other method available to properly assess such values. As a result of such assessments, the Company recorded valuation losses of $1.5 million for the nine months ended September 30, 2004. The following is a rollforward of the carrying value of real estate held for sale and related valuation adjustments for the nine months ended September 30, 2004:

	Balance at			Valuation	September 30,
Description	January 1, 2004	Acquisitions	Sales	Adjustments	2004
Raw land in Utah	$3,000,000	$—	—	$(1,350,000)	$1,650,000
Raw land in Las Vegas, Nevada	595,860	—	(10,000)	(95,860)	490,000
Raw land in Las Vegas, Nevada	593,840	—	(250,000)	—	343,840

	Balance at			Valuation	September 30,
Description	January 1, 2004	Acquisitions	Sales	Adjustments	2004
Residence in Las Vegas, Nevada	1,761,589	—	(1,761,589)	—	—
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	—	—	1,084,914
Raw land in Mesquite, Nevada	—	3,600,000	(3,500,000)	(100,000)	—

Total	$7,036,203	$3,600,000	$(5,521,589)	$(1,545,860)	$3,568,754

Income (Loss) Before Income Taxes

As a result of the foregoing factors, results from operations before provision (benefit) for income taxes generated a loss of $2.8 million and income of $4.8 million, respectively, for the three and nine months ended September 30, 2004 compared to losses of $1.5 million and $4.3 million, respectively, for the same periods in 2003.

Net Income (Loss)

For the three months ended September 30, 2004, net loss was approximately $1.9 million and for the nine months ended September 30, 2004, net income was approximately $3.2 million, compared to a net loss of $1.0 million and $2.8 million, respectively, for the same periods in 2003.

Earnings (Loss) Per Share

For the three months ended September 30, 2004 basic and diluted loss per share totaled $0.73, compared to a loss of $.45 per basic and diluted share for the three months ended September 30, 2003. For the nine months ended September 30, 2004 basic earnings per share totaled $1.42 per share and diluted earnings per share totaled $1.03 per share compared to a loss of $1.33 per basic and diluted share for the nine months ended September 30, 2003. Earnings per diluted share considers the dilutive effect of stock options and warrants.

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

Investments in the Funds

The equity method of accounting is used to account for the Company’s investments in the Funds due to the Company’s significant influence exercised over the operation and financing decisions of the Funds. Under the equity method, original investments are recorded at cost and the Company’s estimated pro rata share of income and distributions are recorded on a monthly basis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors, as well as the Funds, who acquire interests in mortgage loans.

For the nine months ended September 30, 2004, the cash flows provided by operating activities of the Company were approximately $4.7 million, compared to cash provided by operating activities of $0.4 million for the nine months ended September 30, 2003. Cash provided by investing activities were approximately $3.0 million for the nine months ended September 30, 2004, compared to $6.9 million during the same period of the prior year. Financing activities used $7.8 million for the nine months ended September 30, 2004 compared to $7.2 million for the same period in 2003.

The Company has historically relied upon cash flow from operations to provide for its capital requirements. For the nine months ended September 30, 2004, the Company generated positive cash flow of $7.7 million from operating and investing activities and believes that cash generated from operations will be sufficient to provide for its capital requirements to sustain currently expected loan volumes for at least the next 12 months.

The Company is also exploring additional sources of financing including new and/or expanded credit facilities. There can be no assurance that the Company will be able to obtain any additional financing.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to invest in mortgage loans which it brokers. Historically, the Company had relied primarily upon individual investors and participating lenders for this purpose. However, in order to expand its business, the Company organized Fund I and Fund II upon which it now depends as its principal funding sources. At September 30, 2004, Fund I had capital of approximately $82.3 million and Fund II had capital of approximately $365.0 million. Both Fund I and Fund II have completed the public offering of their units and are not expected to raise significant amounts of additional capital. The Company’s wholly-owned subsidiary, Vestin Mortgage, is the manager of both Funds.

On November 7, 2003, the SEC declared the registration statement (Form S-11) of Fund III to be effective and the marketing of $100 million of Fund III units commenced. Fund III invests in and operates office property and will invest in and operate multifamily, assisted living, industrial and retail property, and other income producing properties. In addition, Fund III invests in mortgage loans where the collateral is real property. Vestin Mortgage is the manager of Fund III. Vestin Mortgage will earn real estate commissions, advisory fees, and property management fees as well as loan brokerage, evaluation, administration and extension, or modification fees. Vestin Capital, Inc., the Company’s wholly-owned subsidiary, is the dealer-manager for the sale of Fund III units. As of September 30, 2004, Fund III has raised approximately $18.4 million including reinvestments of distributions.

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

Any significant level of redemptions by the Funds’ members would reduce the capital available by the Funds for investment, and accordingly, reduce the fees paid to Vestin Mortgage. In order to comply with the operating agreements of the Funds and the Internal Revenue Code, the Funds may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of September 30, 2004, the total of redemptions made from inception was $30.4 million for Fund I and $65.2 million for Fund II. Balances in members’ capital accounts for Fund I as of January 1, 2004 was $89.5 million, which would limit redemptions to $9.0 million for calendar 2004. Balances in members’ capital accounts for Fund II as of January 1, 2004 was $394.0 million, which would limit redemptions to $39.4 million for calendar 2004. As of September 30, 2004, Fund I had paid approximately $7.7 million in redemptions and Fund II had paid approximately $31.2 million in redemptions in 2004. Fund II has $8.2 million in redemptions that remain to be fulfilled in 2004 and Fund I had $1.2 million in redemptions that remain to be fulfilled in 2004. As of September 30, 2004, requests to redeem approximately $8.1 million in 2005, $7.2 million in 2006, $6.5 million in 2007, $5.9 million in 2008, $5.3 million in 2009, $4.8 million in 2010, $4.3 million in 2011, and $3.9 million in 2012 had been logged for Fund I. As of September 30, 2004, remaining requests to redeem approximately $35.5 million in 2005, $31.9 million in 2006, $28.7 million in 2007, $25.9 million in 2008, $23.3 million in 2009, $20.9 million in 2010, $18.8 million in 2011, and $17.0 million in 2012 had been logged for Fund II.

Intercreditor agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or the Funds (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of September 30, 2004, funds being used under intercreditor and participation agreements where the Company has potential obligations as defined above totaled $42.9 million.

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

Dependence on Key Personnel

The Company’s success depends upon the continued contributions of certain key personnel, including Michael V. Shustek and Lance Bradford, each of whom would be difficult to replace because of their extensive experience in his field, extensive market contacts and familiarity with the Company’s activities. If any of these key employees were to cease employment, the Company’s operating results could suffer. The Company’s future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company’s performance may suffer.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any interests in off-balance sheet special purpose entities nor does the Company have any interests in non-exchange traded commodity contracts.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”). Based upon such evaluation, the CEO and the CFO have concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

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

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Fund I, Fund II and Fund III. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of November 15, 2004. The Company believes that it has complied with SEC disclosure requirements and have cooperated with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

On May 30, 2003, Vestin Mortgage filed a civil action for damages against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

During the three months ended September 30, 2004, the Company purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas (Case No. H-03-5071) seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, the Company will proceed to litigate the matter in the U.S. District Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2004 Annual Meeting of Stockholders as further discussed below:

     (a) Our 2004 Annual Meeting of Stockholders was held on July 6, 2004 in Las Vegas, Nevada.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.

     (c) At the Annual Meeting, the following matters were considered and voted upon:

          (i) The election of five directors to the Company’s board of directors. The Company’s board of directors currently consists of five persons. At the Annual Meeting, the Company’s stockholders elected each of the following director nominees as directors, to serve on the Company’s board of directors until the Annual Meeting of Stockholders of 2005 or until their successors are duly elected and qualified. The vote for each director was as follows:

Name	For	Against	Withheld
Michael V. Shustek	601,580	0	30,370
Lance K. Bradford	566,680	0	65,270
Robert J. Aalberts	601,880	0	30,070
David Chavez	602,780	0	29,170
Roland M. Sansone	602,480	0	29,470

          (ii) To ratify the appointment of Moore Stephens Wurth Frazer and Torbet, LLP as our independent auditors for the fiscal year ending December 31, 2004. At the Annual Meeting, the Company’s stockholders approved this proposal by the votes indicated below:

Shares
For	602,915
Against	12,735
Abstain	16,300

          (iii) To approve an amendment to the Company’s certificate of incorporation in order to effect a 1:2 reverse stock split. At the Annual Meeting, the Company’s stockholders approved this proposal by the votes indicated below:

Shares
For	557,218
Against	72,032
Abstain	2,700

     (d) Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
3.1	Certificate of Incorporation	(1)

3.2	By-laws	(1)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Amendment to Certificate of Incorporation	(3)

3.5	Amendment to By-laws

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(1), (3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(2)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 10-SB (File No. 000-24803) on August 13, 1998.

(2)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(3)	Previously filed on Form 10-QSB (File No. 000-24803) on August 16, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

By:	/s/ Michael V. Shustek

Michael V. Shustek, Chief Executive Officer
Date: November 15, 2004

By:	/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer
Date: November 15, 2004

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
3.1	Certificate of Incorporation	(1)

3.2	By-laws	(1)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Amendment to Certificate of Incorporation	(3)

3.5	Amendment to By-laws

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(1), (3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(2)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 10-SB (File No. 000-24803) on August 13, 1998.

(2)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(3)	Previously filed on Form 10-QSB (File No. 000-24803) on August 16, 2004.