Form 10QSB/A
period 2004-06-30
VESTIN GROUP INC
filed 2005-03-24
CIK 1068132

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

Yes [X] No [  ]

Number of shares outstanding of each of the issuer’s classes of common equity as of March 10, 2005:

2,128,835 Post-Split Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

This amendment to Form 10-QSB for the period ended June 30, 2004 is filed to correct a mathematical error in the calculation for the six month period ended June 30, 2004 of “Net income (loss) applicable to common shareholders”, “Earnings (loss) per common share—Basic” and “Earnings (loss) per common share—Diluted” as well as related textual discussion. On March 21, 2005, the Company discovered that a computational error had occurred when Preferred Stock dividends were added to, rather than subtracted from, “Net Income”. The error only occurred in the calculation of income for the six month period; there was no error in the calculation of income for the three month period. Accordingly, the financial statements previously issued by the Company for the six month period ended June 30, 2004 should not be relied upon. The Audit Committee of the Company’s Board of Directors will be discussing this matter with the Company’s independent accountants.

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

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Loan placement and related fees	$4,875,818	$6,636,766	$13,028,844	$12,396,512
Interest income	37,688	183,737	81,177	367,598
Gain from settlement of lawsuit	—	—	5,850,000	—
Other revenues	477,935	372,730	886,133	798,850

Total revenues	5,391,441	7,193,233	19,846,154	13,562,960

Expenses
Sales and marketing expenses	857,610	2,815,242	3,725,947	5,634,781
General and administrative expenses	3,002,864	3,376,849	6,870,574	6,934,332
Valuation losses on real estate held for sale	945,860	1,287,883	1,545,860	1,287,883
Bad debt expense	81,591	715,301	81,591	715,301
Capital contribution to Fund I	—	—	—	1,600,000
Interest expense	4,223	104,591	17,148	199,950

Total expenses	4,892,148	8,299,866	12,241,120	16,372,247

Income (loss) from operations before provision (benefit) for income taxes	499,293	(1,106,633)	7,605,034	(2,809,287)
Provision (benefit) for income taxes	172,796	(376,255)	2,598,060	(955,157)

NET INCOME (LOSS)	326,497	(730,378)	5,006,974	(1,854,130)

Preferred stock dividends	(180,061)	(225,228)	(404,511)	(452,178)

Net income (loss) applicable to common shareholders	$146,436	$(955,606)	$4,602,463	$(2,306,308)

Earnings (loss) per common share — Basic	$0.03	$(0.18)	$0.90	$(0.43)

Earnings (loss) per common share — Diluted	$0.02	$(0.18)	$0.66	$(0.43)

Weighted average number of common shares outstanding — Basic	5,022,781	5,328,340	5,086,560	5,328,031

Weighted average number of common shares outstanding — Diluted	6,895,625	5,328,340	6,948,047	5,328,031

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

The following table represents the effect on net income (loss) and income (loss) per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the six months ended
	June 30,	June 30,
	2004	2003
Net income (loss), as reported	$5,006,974	$(1,854,130)
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(169,000)	(1,181,661)

Pro forma net income (loss)	$4,837,974	$(3,035,791)

Net income (loss) per common share
Basic income (loss), as reported	$0.90	$(0.43)

Basic income (loss), pro forma	$0.87	$(0.65)

Diluted income (loss), as reported	$0.66	$(0.43)

Diluted income (loss), pro forma	$0.64	$(0.65)

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

The Company’s former Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, a Certified Public Accounting firm (“L.L. Bradford”). For the three-month periods ended June 30, 2004 and 2003, approximately $243,583 and $54,955, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company. For the six-month periods ended June 30, 2004 and 2003, approximately $268,583 and $92,455, respectively, was paid to L.L. Bradford for accounting and consulting services provided to the Company.

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

	Balance at			Valuation	Balance at
Description	April 1, 2004	Acquisitions	Sales	Adjustments	June 30, 2004
Raw land in Utah	$2,400,000	$—	$—	$(750,000)	$1,650,000
Raw land in Las Vegas, Nevada	595,860	—	—	(95,860)	500,000
Raw land in Las Vegas, Nevada	343,840	—	—	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,914	—	—	—	1,084,914
Raw land in Mesquite, Nevada	3,600,000	—	—	(100,000)	3,500,000

Total	$8,024,614	$—	$—	$(945,860)	$7,078,754

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

Notes payable to entities controlled by the Company’s former Chief Financial Officer totaling $260,462 related to an apartment complex. Since the Company acquired the properties through foreclosure, it is not required and does not intend to pay interest on this note.

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

NOTE 12 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common stockholders adjusted for dividends to preferred stockholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the six months ended June 30, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $404,511 and $452,178, respectively. During the three months ended June 30, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $180,061 and $225,228, respectively. For the three and six months ended June 30, 2004, options and warrants to purchase 3,534,279 and 3,545,637 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive. For the three and six months ended June 30, 2003 the company sustained a loss. Therefore, no options or warrants were deemed dilutive and were excluded from the computation of diluted earnings per share.

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

NOTE 15 — SUBSEQUENT EVENTS

During July 2004, the Company announced a 2-for-1 reverse stock split which became effective July 23, 2004.

During August 2004, the Company redeemed 147,800 shares of its Series A convertible preferred stock for $1,625,800 or $11 per share.

During July and August 2004, the Company purchased and retired 264,769 pre-split shares of its Common Stock for $573,380.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three months ended June 30, 2004 and 2003. This information should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB/A and in the Company’s annual report on Form 10-KSB/A and Form 10-KSB/A-2 for the year ended December 31, 2003.

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

Earnings (Loss) Per Share

For the three months ended June 30, 2004 basic earnings per share totaled $0.03 and diluted earnings per share totaled $0.02 per share, compared to a loss of $0.18 per basic and diluted share for the three months ended June 30, 2003. For the six months ended June 30, 2004 basic earnings per share totaled $0.90 per share and diluted earnings per share totaled $0.66 per share compared to a loss of $0.43 per basic and diluted share for the six months ended June 30, 2003. Earnings per diluted share considers the dilutive effect of stock options and warrants.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this report on Form 10-QSB/A (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock	(15)

3.4	Certificate of Amendment to Certificate of Incorporation	(15)

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001	(14)

10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003	(14)

10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC (now known as Vestin Fund I, LLC), dated as of November 2, 2000	(5)

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(14)

10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC	(13)

Exhibit		Page Number/
Number	Description	Filing Method
10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(14)

10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 31, 2003	(15)

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(14)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed on Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/A (File No. 333-105017) on April 29, 2004.

(14)	Previously filed on Form 10-KSB/A-2 (File No. 000-24803) on August 4, 2004.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

By:	/s/ Michael V. Shustek

Michael V. Shustek, Chief Executive Officer
Date: March 24, 2005

By:	/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer
Date: March 24, 2005

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)

2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)

2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)

2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)

3.1	Certificate of Incorporation	(3)

3.2	By-laws	(3)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock	(15)

3.4	Certificate of Amendment to Certificate of Incorporation	(15)

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)

10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)

10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)

10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)

10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)

10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001	(14)

10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003	(14)

10.8	Third Amended and Restated Operating Agreement of DM Mortgage Investors, LLC (now known as Vestin Fund I, LLC), dated as of November 2, 2000	(5)

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)

10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)

10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)

10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(14)

10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC	(13)

10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(14)

Exhibit		Page Number/
Number	Description	Filing Method
10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)

10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 31, 2003	(15)

10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)

10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)

10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)

10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.23	Office Lease by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)

10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)

10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(14)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-KSB/A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed on Form SB-2/A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/A (File No. 333-105017) on April 29, 2004.

(14)	Previously filed on Form 10-KSB/A-2 (File No. 000-24803) on August 4, 2004.

(15)	Previously filed on Form 10-QSB (File No. 000-24803) on August 16, 2004.