Form 10QSB/A
period 2004-09-30
VESTIN GROUP INC
filed 2005-03-24
CIK 1068132

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

Yes [X]      No [   ]

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 10, 2005:

2,128,835 Post-Split Shares of Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

     This amendment to Form 10-QSB for the period ended September 30, 2004 is filed to correct a mathematical error in the calculation for the nine month period ended September 30, 2004 of “Net income (loss) applicable to common shareholders”, “Earnings (loss) per common share—Basic” and “Earnings (loss) per common share—Diluted” as well as related textual discussion. On March 21, 2005, the Company discovered that a computational error had occurred when Preferred Stock dividends were added to, rather than subtracted from, “Net Income”. The error only occurred in the calculation of income for the nine month period; there was no error in the calculation of income for the three month period. Accordingly, the financial statements previously issued by the Company for the nine month period ended September 30, 2004 should not be relied upon. The Audit Committee of the Company’s Board of Directors will be discussing this matter with the Company’s independent accountants.

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

Vestin Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues
Loan placement and related fees	$4,584,776	$3,000,850	$17,665,764	$15,397,362
Interest income	28,896	133,147	110,072	500,745
Gain from settlement of lawsuit	—	—	5,850,000	—
Other revenues	407,871	385,657	1,241,860	1,184,507

Total revenues	5,021,543	3,519,654	24,867,696	17,082,614

Expenses
Sales and marketing expenses	1,166,415	1,743,902	4,892,362	7,378,684
General and administrative expenses	2,951,690	3,237,067	9,822,263	10,171,400
Valuation losses on real estate held for sale	—	—	1,545,860	1,287,883
Valuation loss on purchase of rights to receive proceeds of judgment	3,565,795	—	3,565,795	—
Bad debt expense	129,017	—	210,608	715,301
Capital Contribution to Fund I	—	—	—	1,600,000
Interest expense	4,480	24,453	21,628	224,403

Total expenses	7,817,397	5,005,422	20,058,516	21,377,671

Income (loss) from operations before provision (benefit) for income taxes	(2,795,854)	(1,485,768)	4,809,180	(4,295,057)
Provision (benefit) for income taxes	(943,612)	(505,161)	1,654,448	(1,460,319)

NET INCOME (LOSS)	(1,852,242)	(980,607)	3,154,732	(2,834,738)
Preferred stock dividends	(132,231)	(224,450)	(536,742)	(703,350)

Net income (loss) applicable to common shareholders	$(1,984,473)	$(1,205,057)	$2,617,990	$(3,538,088)

Earnings (loss) per common share — Basic	$(0.73)	$(0.45)	$1.01	$(1.33)

Earnings (loss) per common share — Diluted	$(0.73)	$(0.45)	$0.73	$(1.33)

Weighted average number of common shares outstanding — Basic	2,717,561	2,654,654	2,601,798	2,661,066

Weighted average number of common shares outstanding — Diluted	2,717,561	2,654,654	3,569,158	2,661,066

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

The following table represents the effect on net income (loss) and income (loss) per share if the Company had applied the fair value based method and recognition provisions SFAS 123 to stock-based employee compensation:

	For the nine months ended
	September 30,	September 30,
	2004	2003
Net income (loss), as reported	$3,154,732	$(2,834,738)
Add: Stock-based compensation expense included in reported income (loss), net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(253,000)	(1,176,684)

Pro forma net income (loss)	$2,901,732	$(4,011,422)

Net income (loss) per common share
Basic income (loss), as reported (Post-Split)	$1.01	$(1.33)

Basic income (loss), pro forma (Post-Split)	$0.91	$(1.77)

Diluted income (loss), as reported (Post-Split)	$0.73	$(1.33)

Diluted income (loss), pro forma (Post-Split)	$0.65	$(1.77)

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

NOTE 14 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude the effects of dilution and are computed by dividing net income (loss) available to common stockholders adjusted for dividends to preferred stockholders by the weighted average amount of common stock outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilution that may occur if options, convertible preferred stock or other contracts to issue stock were exercised or converted into common stock. During the nine months ended September 30, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $536,742 and $703,350, respectively. During the three months ended September 30, 2004 and 2003, basic and diluted earnings per share included adjustments for dividends to preferred shareholders of $132,231 and $536,742, respectively. For the three months ended September 30, 2004, the company sustained a loss. Therefore no options or warrants were deemed dilutive and were excluded from the computation of diluted earnings per share. For the nine months ended

September 30, 2004, options and warrants to purchase 967,360 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would be antidilutive. For the nine months ended September 30, 2003 the company sustained a loss. Therefore, no options or warrants were deemed dilutive and were excluded from the computation of diluted earnings per share.

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

Earnings (Loss) Per Share

For the three months ended September 30, 2004 basic and diluted loss per share totaled $0.73, compared to a loss of $.45 per basic and diluted share for the three months ended September 30, 2003. For the nine months ended September 30, 2004 basic earnings per share totaled $1.01 per share and diluted earnings per share totaled $0.73 per share compared to a loss of $1.33 per basic and diluted share for the nine months ended September 30, 2003. Earnings per diluted share considers the dilutive effect of stock options and warrants.

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

     (d) Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
3.1	Certificate of Incorporation	(1)

3.2	By-laws	(1)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Amendment to Certificate of Incorporation	(3)

3.5	Amendment to By-laws	(4)

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(1), (3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(2)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 10-SB (File No. 000-24803) on August 13, 1998.

(2)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(3)	Previously filed on Form 10-QSB (File No. 000-24803) on August 16, 2004.

(4)	Previously filed on Form 10-QSB (File No. 000-24803) on November 15, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

By:	/s/ Michael V. Shustek

Michael V. Shustek, Chief Executive Officer
Date: March 24, 2005

By:	/s/ Lance K. Bradford

Lance K. Bradford, Chief Financial Officer
Date: March 24, 2005

EXHIBIT INDEX

Exhibit		Page Number/
Number	Description	Filing Method
3.1	Certificate of Incorporation	(1)

3.2	By-laws	(1)

3.3	Certificate of Amendment of Certificate of Designations of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock	(3)

3.4	Certificate of Amendment to Certificate of Incorporation	(3)

3.5	Amendment to By-laws	(4)

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation, Certificate of Designations and By-laws of the Registrant defining the rights of holders of Common Stock and Series A Preferred Stock of the Registrant	(1), (3)

4.2	See Exhibit 10.9 for Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(2)

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed on Form 10-SB (File No. 000-24803) on August 13, 1998.

(2)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(3)	Previously filed on Form 10-QSB (File No. 000-24803) on August 16, 2004.