Form 10KSB
period 2004-12-31
VESTIN GROUP INC
filed 2005-03-24
CIK 1068132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-24803
VESTIN GROUP, INC.
(Name of small business issuer in its charter)

Delaware	52-2102142
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
8379 W. Sunset Road,
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
      State issuer’s revenues for its most recent fiscal year.     $27,995,912
      As of March 10, 2005, there were 2,128,835 shares of the issuer’s common stock, $.0001 par value, issued and outstanding. The aggregate market value of the common stock held by non-affiliates on March 10, 2005 was approximately $1,781,319.
DOCUMENTS INCORPORATED BY REFERENCE
None.
      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

PART I
NOTE REGARDING FORWARD LOOKING STATEMENTS
      This annual report and other written reports and oral statements made from time to time by the Company may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans we broker, future economic conditions and pending litigation we are involved in. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below.

ITEM 1.	DESCRIPTION OF BUSINESS
The Company
      Vestin Group, Inc. (“Vestin”, the “Company” or “we”, “us” or “our”) is primarily engaged in the commercial mortgage brokerage business. We arrange loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, we focus on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, we will typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.
      We conduct our operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage” or “Manager”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”), collectively referred to as the (“Funds”) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin Nevada”). The Funds and inVestin Nevada invest in mortgage loans. Fund III also invests in real property.
      Vestin Capital, Inc., a wholly owned subsidiary of ours, serves as the broker dealer on the sale of units for the Funds and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for the Funds. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files and general investor services.
      We were originally incorporated in Delaware on June 2, 1998 under the name Sunderland Acquisition Corporation. We changed our name to Vestin Group, Inc. on July 3, 2000. Our principal executive officers are located at 8379 W., Sunset Road, Las Vegas, Nevada 89113. Our telephone number is 702-227-0965.
Mortgage Brokerage Operations
      Our mortgage business involves processing loan applications as well as approving, funding, and servicing loans. In processing a loan application, we will determine whether a proposed loan satisfies our lending criteria by analyzing the purpose of the loan, the value of the underlying real estate, and the credit history and references of the borrower. In order to verify a prospective borrower’s equity in a property or project, we typically receive an independent appraisal from an appraiser licensed or qualified as an independent appraiser and who is certified by or holds designations from one or more of the following organizations: the Federal National Mortgage Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., or Class IV Savings and Loan Appraisers. Generally, these appraisals are completed within twelve months prior to funding of the loan and may have been previously performed for the borrower. The appraisals may be for the current estimated “as-if developed” or “as-if completed” value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes or the timely availability of financing and successful development by the purchaser. Appraisals are only estimates of value and cannot be relied on solely as measures of realizable value. An employee or agent of Vestin Mortgage reviews each appraisal report and conducts a physical inspection for each property.
      Additionally, we will order and review a property title search and review the documentation provided to determine whether there exists sufficient evidence of the borrower’s right to the property or project. Generally, employees of ours will physically inspect the property to enhance our knowledge with respect to the underlying property in an effort to ensure there is sufficient equity in the property to secure the financing. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.
      Our loan approval process typically involves a review by a loan committee which generally consists of two or more officers of our Company authorized to approve loans. The loan committee meets on a weekly basis or as necessary to review potential loans, reports and other information regarding a particular loan and/or borrower. Generally, the officers serving on the loan committee have substantial experience in the real estate and mortgage lending industries. The credit evaluation process may take up to 20 days as compared to conventional lenders which may take up to 120 days or longer in approving a particular loan.
      The loans brokered by us for the Funds typically require the borrowers to execute promissory notes on behalf of the Funds. The Funds receive monthly interest payments from the promissory notes as paid by the borrowers. Interest payments from the borrower may come from an interest reserve established at loan closing. The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. The deeds of trust grant a security interest in the real property that serves as collateral for the loan. We will arrange loans which generally range from 50-75% of the appraised value of the property that serves as collateral for the loan in order to provide protection for the investments while permitting a significant return. The appraised value can increase or decrease as conditions and circumstances affecting the property change. Such changes can be significant.
      The general terms of a loan brokered by us typically include: (i) a one to seven year maturity date; (ii) regular interest payments; and (iii) a “balloon” payment of principal payable in full at the end of the term. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, such borrower’s ability to repay the loan may depend upon its ability to sell the property, obtain suitable refinancing, or otherwise raise capital.
      We monitor the repayment of the loans through our loan accounting department which services the loans. Servicing agents in the loan accounting department receive loan payments from the borrowers, disburse corresponding payments to the applicable lenders, such as the Funds, and assist in collection efforts on past due loans. Additionally, the servicing agents review loan status reports and alert the collection agent within the Company in the event a borrower has not made a payment on its loan, generally within one business day after such payment’s due date. Collection agents notify the delinquent borrower of its default and allow the borrower to respond in a timely fashion prior to engaging in foreclosure action. Should we be required to commence foreclosure action on property serving as collateral to a loan in default, we will simultaneously pursue potential purchasers of the property. Neither we nor the Funds intend to hold foreclosed properties as investments.
Management of the Funds
      Vestin Mortgage (“Manager”) is the manager of the Funds, all of which are Nevada limited liability companies. As Manager, Vestin Mortgage evaluates prospective investments, selects the mortgages or properties in which the Funds will invest and makes all investment decisions for the Funds. Additionally, Vestin Mortgage is responsible for all administrative matters such as accounting, tax and legal requirements for the Funds. Vestin Mortgage records an annual management fee of up to 0.25% of the aggregate capital contributions to the Funds per annum. The Manager may, in its sole discretion, waive its management fee. For the year ended December 31, 2004, the Manager recorded management fees of approximately $447,000 from Fund I, $1,031,000 from Fund II, and $36,000 from Fund III as compared to $254,000 from Fund I, $953,000 from Fund II, and none from Fund III for the same period in 2003. Amounts due from Fund I were $778,247 and $401,705 as of December 31, 2004 and 2003, respectively, amounts due from Fund II were $1,337,180 and $1,431,253 for the same periods, and amounts due from Fund III were $152,645 and none also for the same periods. These amounts relate to uncollected management fees, earnings on units in the Funds and reimbursable expenses. In connection with the organization of Fund I and Fund II, Vestin Mortgage received approximately 100,000 Units in Fund I for expenses paid by Vestin Mortgage to unaffiliated third parties in connection with the offering of units in Fund I, and 110,000 units from Fund II for such offering expenses which is the maximum amount allowed for such expenses under the Operating Agreement of Fund I and Fund II. As of December 31, 2004, Fund III raised capital of approximately $24,742,993 of the maximum $100,000,000. In connection with the organization of Fund III, Vestin Mortgage is allowed to receive up to 2% of the gross offering proceeds in the form of units for reimbursement of expenses paid to unaffiliated third parties in connection with the offering of Fund III. Consequently, as of December 31, 2004, Vestin Mortgage had received approximately 50,000 units in Fund III.
      The Operating Agreements for the Funds provide that Vestin Mortgage may be indemnified for any action, claim or liability arising from any act or omission made in good faith and in the performance of its duties under the Operating Agreement. However, no assurance can be given that this indemnification provision will be enforceable in any future proceeding.
Types of Loans Brokered
      We primarily broker loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property, residential and bridge loans.
Raw and Unimproved Land Loans
      Approximately 15-25% of the loans placed by us are loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to broker these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally broker loans with a face value of up to 60% of the as-if developed appraised value of the property and we usually require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing.
Acquisition and Development Loans
      Approximately 10-25% of the loans placed by us are acquisition and development loans. These loans enable borrowers to complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/ or streets. Generally, we will broker loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on some acquisition and development loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.
Construction Loans
      Approximately 10-70% of our brokered loans are construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value. Loan to value ratios on some construction loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans as described above.

Commercial Property Loans
      Approximately 20-50% of the loans placed by us are commercial property loans. Commercial property loans provide funds to allow commercial borrowers to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. We will review the appraised value of the property and will broker loans for up to 75% of such appraised value.
Residential Loans
      A small percentage of the loans brokered by us are residential loans. Such loans facilitate the purchase or refinance of one to four family residential properties provided the borrower uses one of the units on the property as such borrower’s principal residence. We will place loans for up to 75% of the appraised value of the property.
Bridge Loans
      Up to 15% of our brokered loans are bridge loans. Such loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraised value of the property and will generally arrange for loans of up to 75% of that value. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances.
Collateral
      The types of collateral that will secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.
First Deed of Trust
      The majority of the loans placed by us are secured by a first deed of trust. Thus the applicable lender will have rights as a first mortgage lender of the collateralized property.
Second Deed of Trust
      Up to 10% of the loans placed by us may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.
Leasehold Interest
      Up to 20% of the loans brokered by us may be in loans where the collateral is an interest in a lease.
Sources of Revenue
      Our mortgage brokerage operations generate revenues through (i) loan placement fees on the loans we broker; (ii) loan servicing fees; and (iii) loan extension fees charged to borrowers who desire to extend the term of their loan(s). Mortgage brokerage operations accounted for approximately 70% and 89% of our revenues in 2004 and 2003, respectively.
      For each loan brokered by us, we receive a loan placement fee typically between 2% to 5% of the principal amount of the loan. Such fee is a competitive fee based upon local market conditions. An evaluation and processing fee of up to 5% per loan is charged to document and package the loan. Such fee is also a competitive fee based upon local market conditions. The servicing fee for administering the financing is an annual fee up to .25% of the outstanding principal of each loan. Loan extension fees may be up to 6% of outstanding principal on the loan as determined by law and local market conditions. Late charges are assessed for non-timely payments.

      During the year ended December 31, 2004, there were 80 mortgage loans placed by us with an aggregate value of $282,916,136. During the year ended December 31, 2003, there were 65 mortgage loans placed by us with an aggregate value of $266,843,250. The majority of the loans placed by us are secured by real estate located in Nevada and other western states such as Arizona and California.
      The following chart sets forth a summary of the types of loans arranged by us for the years ended December 31, 2004 and 2003.

	Number	Aggregate	Loan Placement	Average
	of Loans	Dollar Amount	Fees by Loan	Origination Fees
Loan Type	Originated	in Total	Type*	as % of Loans

2004
Bridge and Residential Loans	61	$59,513,000	$2,909,000	4.95%
Construction and Acquisition and Development Loans	9	149,076,000	6,820,970	4.60%
Land Loans	5	35,329,000	1,275,185	3.67%
Commercial Loans	5	38,998,136	1,035,120	2.69%

	80	$282,916,136	$12,040,275	4.29%

2003
Bridge and Residential Loans	32	$15,658,750	$361,820	2.31%
Construction and Acquisition and Development Loans	17	87,191,500	5,025,119	5.76%
Land Loans	3	43,618,000	1,649,950	3.78%
Commercial Loans	13	120,375,000	6,211,050	5.16%

	65	$266,843,250	$13,247,939	4.96%

*	Loan fees presented in this table are shown gross of certain fees shared with other brokers or referring agents which we did not record as revenues during the years ended December 31, 2004 and 2003.
Investment in Mortgage Loans and Other Investments
      The Funds are a primary source of money for loans originated by us. From time to time, we may co-invest in certain mortgage loans with participating lenders. The type and nature of such mortgage loans generally mirror the composition of loans placed through our mortgage brokerage operations.
      In the event of a default on loans in which we have invested, we will initiate foreclosure activity on the property securing the corresponding loan and as a result, own such real estate. The types of real estate we may own as a result of foreclosure include; raw and undeveloped land and commercial and residential properties. While we are pursuing foreclosure actions, we seek to identify potential purchasers of such property. At December 31, 2004, we had two properties totaling $1,993,840 (net of all valuation allowances), which were acquired through foreclosure and recorded as investments in real estate held for sale. Such investments in real estate held for sale are recorded at the lower of cost or fair value less costs to sell, based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate acquired through foreclosure. We seek to sell properties acquired through foreclosure as quickly as circumstances permit.
      As of December 31, 2004, we held approximately 100,000 units in Fund I representing approximately 1% of the equity of Fund I, and 110,000 units in Fund II representing approximately 0.3% of the equity of Fund II. The primary activities of Fund I and Fund II consist of investing in mortgage loans. As of December 31, 2004, we had an investment in Fund III totaling $940,984 which represents the total amount paid to third parties related to the offering of Fund III. In connection with the offering, Vestin Mortgage is allowed to receive units in Fund III as repayment for such advances of up to 2% of the gross proceeds of the offering. As of December 31, 2004, we had received approximately 50,000 units in Fund III, which has been limited to 2% of the gross proceeds of the offering as of that date. Vestin Mortgage will receive the balance of the units once Fund III has raised a sufficient amount of capital. Fund III invests in both mortgage loans and real property. We serve as Manager of the Funds and evaluate loans to determine which loans or properties the Funds should invest in.
Competition
      We must compete both for sources of funds to finance the mortgage loans which we broker and for borrowers who are seeking mortgage loans.

Competition for Funds
      Our ability to access funds for mortgage loans depends upon the perceived attractiveness of yields on loans we place, the safety of the underlying investment, our business reputation, general economic conditions and real estate market conditions. Our principal advantage in attracting investors are the high historical yields generated by loans we broker. We are at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that we are smaller than many of the full service financial firms offering alternative investment vehicles and have a more limited operating history may be disadvantages in seeking to attract investors. Furthermore, the increase in non-performing loans in the Funds has adversely affected the Company’s ability to compete for new investors, as has the pending SEC investigation.

Competition for Borrowers
      We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, we also compete with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.
Other Business Operations
      We conduct other operations through our subsidiaries. Vestin Capital, Inc., a wholly owned subsidiary of ours, serves as the broker dealer on the sale of units Fund III and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for Fund III. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files.
      Vestin Advisors, Inc., a wholly owned subsidiary of ours, is a licensed trust company in the state of Nevada that serves as a custodian for individual retirement accounts of investors in Vestin products.
      JLS Advertising, a wholly owned subsidiary of ours, is an advertising company formed solely for the purposes of providing advertising buying power for our marketing efforts. This subsidiary does not have any operating activities.
Government Approval and Regulation
      Our primary operations are conducted through our wholly owned operating subsidiary, Vestin Mortgage. These operations are subject to regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Mortgage Lending Division (the “Division”). Under applicable Nevada law, the Division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.
      We are required to comply with the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.
      Because our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, or otherwise adversely affect the business or prospects of the Company.
Employees
      As of February 1, 2005, we and our subsidiaries employed 30 personnel of which one was a part-time employee. Of these employees, 5 were employed to identify, arrange, and service loans, 5 were employed to facilitate the operations of the broker dealer, and 20 performed general and administrative as well as information technology and marketing functions. We have entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.
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
      We currently maintain our executive offices at 8379 W. Sunset Road, Las Vegas, Nevada 89113. Our office is approximately 42,000 square feet and houses our marketing, loan processing and administrative personnel. We lease our principal executive offices from VF III HQ, LLC, a wholly-owned subsidiary of Fund III. The lease agreement governing this property expires in March 2014 and the base rent is $71,645 per month.

ITEM 3.	LEGAL PROCEEDINGS
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/ or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
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
      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Fund I, Fund II, and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of Fund I, Fund II, and Fund III. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.
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
      During the year ended December 31, 2004, we purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas (Case No.  H-03-5071) seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, we will proceed to litigate the matter in the U.S. District Court.
      We and our subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their business activities. We believe we have meritorious defenses to each of these actions and intends to defend them vigorously. We believe that we are not a party to, nor are any of its subsidiaries the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
      In January 2005, we received notice from NASDAQ that we no longer meet the minimum requirements for continued listing on the Nasdaq SmallCap Market. An application was filed to include our common stock for quotation on the OTC Bulletin Board (“OTCBB”). On February 2, 2005 we were notified that the NASD’s OTC Compliance Unit has requested further information regarding the proposed inclusion of our stock on the OTCBB. Accordingly, our common stock has not started trading on the OTCBB, and we can give no assurance as to if and when the application to the OTCBB will be approved. Our common stock has been de-listed from The Nasdaq SmallCap Market and currently trades in the pink sheets published by the National Quotation Bureau.
      We effected a 1-for-2 reverse stock split on July 20, 2004. The table below lists the quarterly high and low sales prices for the Common Stock as reported by the Nasdaq for each quarter in 2004 and 2003. As of March 9, 2005, the closing sale price for our Common Stock was $2.70 per share.

	NASDAQ

	Pre-split		Post-split

	US $High	US $Low	US $High	US $Low

2004
First Quarter	2.92	1.42	5.84	2.84
Second Quarter	2.90	1.52	5.80	3.04
Third Quarter	2.26	0.75	4.52	1.50
Fourth Quarter	5.00	2.58	10.00	5.16
2003
First Quarter	7.00	5.20	14.00	10.40
Second Quarter	6.01	2.92	12.02	5.84
Third Quarter	3.70	2.22	7.40	4.44
Fourth Quarter	3.15	1.85	6.30	3.70
Holders
      On March 10, 2005 there were approximately 508 stockholders of record of our Common Stock, which does not reflect the beneficial stockholders whose shares are held in nominee names.
Dividends
      Any determination to pay dividends is at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. According to our Certificate of Designations, holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price per annum (initially set at $10) and not more than 10% of the Original Issue Price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock, which may be paid in cash or in Common Stock and are not cumulative. During the year 2004 we declared dividends on Preferred Stock of $0.08 per share which totaled approximately $651,411. We did not declare any common stock dividends during the year ended December 31, 2004.
Recent Sales of Unregistered Securities
      None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 2004	52,341	$3.33	52,341	—
November 2004	—	$—	—	—
December 2004	47,796	$3.08	47,796	—

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS
      The following financial review and analysis concerns the financial condition and results of operations of the Company for the years ended December 31, 2004 and 2003. This information should be read in conjunction with our Consolidated Financial Statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-KSB.

OVERVIEW
      We are primarily engaged in the commercial mortgage brokerage business. We arrange loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, result in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, we focus on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, we typically focus on the value of the collateral, which reduces the paperwork and time needed to evaluate other factors. Our expedited loan procedures may result in a higher rate of defaults on loans that we arrange.
      Vestin Mortgage, a wholly owned subsidiary of ours, operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land and residential mortgage loans secured by real property as well as managing Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”), (collectively, the “Funds”) and inVestin Nevada, Inc. (“inVestin”). The Funds and inVestin invest in mortgage loans. Fund III also invests in real property.
      The Funds are the main funding sources for our commercial mortgage brokerage activities. As manager of the Funds, we evaluate prospective investments, select the mortgages in which the Funds will invest and make all investment decisions for the Funds. Additionally, we are responsible for all administrative matters such as accounting, tax and legal requirements for the Funds.
RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 AND YEAR ENDED DECEMBER 31, 2003
     HISTORICAL PERFORMANCE
REVENUE
      During 2004 our revenues totaled $28.0 million compared to $23.1 million for the same period in 2003, an increase of $4.9 million or 21%. Approximately 70% of total revenues were generated by our mortgage brokerage operations for 2004 compared to 89% in 2003. The increase in revenues is primarily attributable to income of approximately $5.9 million generated from a favorable settlement of a significant lawsuit as further discussed below.
Loan placement and related fees:
      We generated $11.2 million (net of certain commissions paid at closing) of loan placement fees during 2004 on approximately $283 million in loans placed as compared to $11.5 million (net of certain commissions paid at closing) in 2003 on approximately $267 million in loans placed. In 2004 the average gross placement fee per loan decreased to 4.29% from 4.96% in 2003. Extension fee revenues totaled $5.8 million in 2004 compared to $4.9 million in 2003, an increase of $0.9 million or 18%.
      Loan servicing fees totaled $2.4 million in 2004 compared to $4.1 million in 2003, a decrease of $1.7 million or 41%. The decrease is primarily due to a decrease of approximately 33% in loans being serviced in 2004 compared to 2003. As of December 31, 2004, we were servicing approximately $348.6 million in loans compared to approximately $522.7 million at December 31, 2003. This decrease in serviced loans is partially attributable to the unit redemptions from Funds I and II.
      Historically, we have used funds from individual investors, Fund I and Fund II and our own resources to fund loans to real estate developers and owners for raw land for acquisition and development, construction, commercial, residential and bridge loans. In 2004, we used funds primarily from Fund I and Fund II. We placed 80 and 65 loans with an aggregate value of $282,916,136 and $266,843,250 during the years ended December 31, 2004, and 2003, respectively.

Gain from settlement of lawsuit:
      During the year ended December 31, 2002, we purchased from Fund I and Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan. Because of the uncertainties inherent with litigation and enforcement of judgments, we elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee at that time. A summary judgment motion was filed in the Nevada State District Court in February 2003 seeking a judgment against the loan guarantors. During 2004, we entered into a legal settlement with the guarantors to recover shortfalls resulting from the foreclosure and subsequent sale of the associated real estate. The settlement resulted in revenue of approximately $5.9 million which consisted of cash totaling $2.3 million and land valued at $3.6 million.
Gain on sale of real estate held for sale:
      During 2004, two of our sales of investments in real estate held for sale resulted in gains upon sale. During July 2004 we sold the land acquired as part of the legal settlement discussed above which resulted in an additional gain of approximately $73,000. Also, during 2004, we sold a 30-unit condominium project in Las Vegas, Nevada which resulted in a gain of approximately $353,000.
Other revenues:
      Other revenues consist primarily of management fees recorded for our management of the Funds as well as our pro rata share of income based on our investments in the Funds. As the manager of the Funds, we are entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to the Funds. Other revenues totaled $2.1 million in 2004 compared to $1.8 million in 2003, an increase of $0.3 million or 17%. The increase is primarily related to a $200,000 acquisition and advisory fee we received for the arrangement of the purchase and sale of the office building out of which we operate. The buyer of the building was Fund III. See discussion below under related party transactions.

Direct Investment
      As of December 31, 2004 we had approximately $3.5 million invested as capital contributions in the Funds. We earn additional income from interest earned on bank deposits.
      At December 31, 2004, we had non-earning assets in the form of real estate held for sale of $2.0 million compared to $7.0 million at December 31, 2003. At December 31, 2004, these non-earning assets represented 15% of our total assets compared to 35% at December 31, 2003.

Geographical Expansion
      Although we have historically focused our operations in certain Western states, we have expanded our operations throughout the U.S. We have developed a significant degree of knowledge with respect to the real estate markets in the Western states. Such knowledge is critical to our business as it enables us to process loan applications more quickly than many conventional lenders. We are able to rapidly process loan applications in large part because our underwriting standards focus more on the value of the underlying property than the creditworthiness of the borrower. Our ability to quickly assess the underlying value of real estate when we arrange the terms of a mortgage loan is therefore essential to our strategy of providing fast turnaround for loan applications.
      Real estate markets are significantly influenced by local conditions as well as by national economic conditions. Thus, real estate markets vary greatly from place to place and local knowledge of a real estate market is essential to prudent lending. In order to obtain such local knowledge, we generally intend to engage the services of local real estate brokers and real estate lawyers who are believed to be familiar with the markets into which we may expand. No assurances can be given that we will be successful in any geographical expansion of our operations or that we will be able to mitigate the risk of such expansion by working with local brokers and lawyers. Any difficulties encountered in this regard could adversely affect our results of operations or result in a reduction of loan placement fees.

SALES AND MARKETING EXPENSES
      Sales and marketing expenses primarily consist of advertising and public relations costs and commissions. Sales and marketing expenses approximated $4.4 million and $11.7 million or 16% and 51% of our total revenues for the years ended December 31, 2004 and 2003, respectively. The decrease in sales and marketing expenses in proportion to total revenues is primarily attributable to our program of rightsizing and strategic cost controls, which includes the reduction of various costs including marketing and sales expenses to a level that is more suitable to our current level of business activity. These cost cutting measures were placed into effect in January 2004. The decrease in sales and marketing expenses is primarily attributable to:

•	Advertising expenses totaled $1.6 million in 2004 compared to $4.5 million in 2003, a decrease of $2.9 million or 64%. The decrease in advertising expenses is attributable, among other things, to the termination of the offering of Fund II in June 2004 and a more conservative advertising budget.

•	Commissions expense totaled $0.5 million in 2004 compared to $3.0 million in 2003, a decrease of $2.5 million or 83%. The majority of loans placed during the period were not referred to the Company by brokers or other outside sources. We believe the decrease is not indicative of a trend and we are actively pursuing loans from outside sources such as brokers.

•	Travel expense decreased by approximately $1.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily as a result of a significant decrease in the number of seminars held out of state related to the offering of the units in the Funds.

•	Printing expenses totaled $0.3 million in 2004 compared to $0.7 million in 2003, a decrease of $0.4 million or 57% generally due to our cost cutting measures in 2004.

•	Also as part of our cost cutting measures, we decreased public relations expense by $0.2 million in 2004. On March 15, 2004, we notified Planned Licensing, Inc., the public relations firm for Joe Namath, that we were terminating our License Agreement with Mr. Namath. We do not intend to replace Mr. Namath with another company spokesperson.
GENERAL AND ADMINISTRATIVE EXPENSES
      General and administrative expenses generally include payroll and related expenses, professional fees, and general corporate expenses. General and administrative expenses were $13.4 million or 48% of the total revenues for the year ended December 31, 2004, as compared to $14.4 million or 62% of total revenues for 2003. General corporate expenses remained fairly constant for 2004 as compared to 2003 with the exception of payroll and related expenses which decreased by $2.0 million due to the reduction in staff during 2004 as part of our cost cutting measures. The decrease in payroll and related expenses were partially offset by an increase in legal and professional fees primarily related to the ongoing SEC inquiry as well as an increase in rent expense of approximately $0.7 million due to a lease buyout on our former company headquarters.
      As discussed above, based on our assessment of the economic environment in which we operate in and our business landscape we have concluded that in order to provide the best possible opportunity for success in meeting our strategic and financial objectives, a change in operating strategy was required. To that end we have initiated a program of rightsizing and strategic cost controls which include the reduction of various costs including payroll, marketing and sales expenses to a level that is more suitable to our current level of business activity. As a result, we expect general and administrative expenses to continue to decrease into 2005.
OTHER EXPENSES
      We periodically assess the value of real estate held for sale acquired through foreclosure through obtaining updated appraisals and calculating estimated losses based on offers to purchase real estate held for sale. As a result of such assessments, we recorded write downs of $1.5 million for the year ended December 31,

2004. The table below summarizes the adjusted carrying value of real estate held for sale and the related write downs as of December 31, 2004.

	Balance at				Balance at
	January 1,			Valuation	December 31,
Description	2004	Acquisitions	Sales	Adjustments	2004

Raw land in Utah(2)	$3,000,000	$—	$—	$(1,350,000)	$1,650,000
Raw land in Las Vegas, Nevada(1)	595,860	—	(492,800)	(103,060)	—
Raw land in Las Vegas, Nevada	593,840	—	(250,000)	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,913	—	(1,084,913)	—	—
Residence in Las Vegas, NV(1)	1,761,590	—	(1,758,787)	(2,803)	—
Raw land in Mesquite, Nevada(2)	—	3,600,000	(3,500,000)	(100,000)	—

Total	$7,036,203	$3,600,000	$(7,086,500)	$(1,555,863)	$1,993,840

(1)	The sale of two of our real estate properties resulted in losses upon sale of $105,863 during the year ended December 31, 2004. In January 2004, we completed the sale of a residence in Las Vegas, NV which resulted in a loss of $2,803. In October of 2004, we sold two parcels of land in Las Vegas, NV which resulted in a loss of $103,060.

(2)	During the year ended December 31, 2004, we provided valuation adjustments on two of our properties totaling $1,450,000. Based on our estimate of the net realizable value of the raw land in Utah which was determined by research of the local real estate market and the anticipated use of the property, we provided valuation allowances on this property totaling $1,350,000 during the year ended December 31, 2004. In addition, subsequent to the acquisition of the raw land in Mesquite, Nevada as part of a legal settlement with a loan guarantor, we wrote down the carrying value of the property by $100,000 based on our estimated costs to sell the property. We subsequently recovered $73,000 of this amount.
VALUATION LOSS ON PURCHASE OF RIGHTS TO RECEIVE PROCEEDS OF JUDGMENT
      We recorded a loss on investments totaling $3.6 million during the year ended December 31, 2004 due to the write-off of $3.6 million related to the rights to a legal judgment we acquired from Fund II. We purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan of which the collateral was two real estate properties in Texas. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, we will proceed to litigate the matter in the U.S. District Court. We believe a judgment will ultimately be ordered and we intend to vigorously seek collection of the full amount of the loan guarantee plus accrued interest. However, because of the uncertainties inherent in litigation and enforcement of judgments, we elected to write off the full amount paid to Fund II.
INCOME BEFORE INCOME TAXES
      As a result of the foregoing factors, income from operations before income taxes approximated $5.0 million in 2004 compared to a loss from operations before a benefit for income taxes of $7.8 million in 2003.
LIQUIDITY AND CAPITAL RESOURCES
      Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities. The Company has historically met its capital requirements through cash flows from operations and its ability to access individual investors, as well as the Funds, who acquire interests in mortgage loans.
      For the year ended December 31, 2004, the cash flows provided by operating activities totaled $3.4 million or 12% of our total revenues, compared to cash provided by operating activities of $2.5 million or 11% of total revenues for 2003. Cash provided by investing activities totaled $5.4 million for the year ended

December 31, 2004, compared to cash provided by investing activities of $6.0 million for the same period in 2003. Financing activities used $7.8 million for the year ended December 31, 2004 compared to $8.8 million for the same period in 2003. During 2004, we used approximately $6.4 million to redeem shares of our preferred stock and to purchase shares of our common stock. We have no current plans to use any additional corporate funds to acquire shares of our capital stock.
      We have historically relied upon cash flow from operations to provide for our capital requirements. For the year ended December 31, 2004, we generated positive cash flow of $8.8 million from operating and investing activities and believe that cash generated from operations will be sufficient to provide for our capital requirements to sustain currently expected loan volumes for at least the next 12 months.
      We are also exploring additional sources of financing. There can be no assurance that we will be able to obtain any additional financing.
Funding Sources
      In order to maintain and expand our business, we must have access to funding sources that are prepared to invest in mortgage loans which we broker. Historically, we had relied primarily upon individual investors for this purpose. However, in order to expand our business, we organized Fund I and Fund II upon which we now depend as our principal funding sources. Fund I completed its offering in June 2001 and had total assets of approximately $87.5 million as of December 31, 2004. Fund II was closed in June 2004 and has total assets of approximately $384.5 million as of December 31, 2004. Our wholly owned subsidiary, Vestin Mortgage, is the Manager of both Funds.
      On November 7, 2003, the SEC declared the registration statement (Form S-11) of Fund III to be effective and the marketing of $100 million of Fund III units commenced. Fund III will invest in and operate multifamily, assisted living, office, industrial and retail property, and other income producing properties as well as investing in mortgage loans where the collateral is real property. Vestin Mortgage is the Manager of Fund III. Vestin Mortgage will earn real estate commissions, advisory fees, and property management fees as well as loan brokerage, evaluation, administration and extension, or modification fees. Vestin Capital, Inc., a wholly owned subsidiary of ours, is the broker-dealer for the sale of the units of Fund III. As of December 31, 2004, Fund III has raised $24.7 million through the sale of units.
      Our ability to attract investors to acquire interests in mortgage loans, either directly or through the Funds or other means, depends upon a number of factors, some of which are beyond our control. The key factors in this regard include general economic conditions, the condition of real estate markets, the availability of alternative investment opportunities, and our reputation and performance. Our yields may prove more attractive in the near term if equity markets are perceived as being risky or volatile and if most fixed rate investments do not offer comparable yields. On the other hand, when equity markets are doing well, it is generally harder to attract investors to the Funds.
      Notwithstanding the high historical yields generated by our mortgage loans compared to conventional mortgage lenders, we believe our ability to attract investors may be impaired by our small size and limited operating history. In addition, the mortgage loan investments we offer are not federally insured as are certain bank deposits and the mortgage loan interests are generally illiquid as compared to government or corporate bonds. Thus, our ability to place loans with high yields is critical to offsetting some of the disadvantages of investments in mortgage loans. Our ability to attract investors has suffered because the rate of return paid to members of the Funds has declined over the past year and a half. If this decline continues, we will find it increasingly difficult to attract investors and the Funds will continue to shrink as members exercise their redemption rights. We believe our ability to attract investors has also been impaired by the pending SEC investigation.
      As a result of the foregoing factors, during 2004, redemptions from the Funds exceeded reinvestments by $40,061,895.
      The significant level of redemptions by the Funds’ members will reduce the capital available by the Funds for investment, and accordingly, reduce the fees paid to Vestin Mortgage. Such redemptions which totaled $8.5 million for Fund I and $38.4 million for Fund II for the calendar year ended December 31, 2004 are limited by the terms of the Funds’ operating agreements and Federal statutes, to no more than 10% of the member’s capital in any calendar year and are subject to other conditions. Beginning capital on January 1, 2005, was $81.6 million for Fund I and $357.1 million for Fund II, which limits redemptions to $8.2 million and $35.7 million, respectively, for calendar 2005.
      As of December 31, 2004 remaining requests for redemptions for future periods are as follows:

Total Redemption Scheduled	Fund I	Fund II

2005	$8,200,000	$35,700,000
2006	$7,200,000	$31,900,000
2007	$6,500,000	$28,700,000
2008	$5,900,000	$25,900,000
2009	$5,300,000	$23,300,000
2010	$4,800,000	$20,900,000
2011	$4,300,000	$18,800,000
2012*	$3,900,000	$3,100,000
2013*	$1,300,000	$400,000
2014*	$—	$200,000
2015*	$—	$200,000
2016*	$—	$200,000
2017*	$—	$200,000
2018*	$—	$200,000
2018*	$—	$200,000
2020*	$—	$100,000

*	Scheduled redemptions for this year include redemption requests for those who will be limited to the $100,000 maximum annual redemption.
      Inter-creditor agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or the Funds (collectively the “Lead Lenders”). In the event of borrower non-performance, the inter-creditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. We believe that our ability to obtain funds through inter-creditor agreements has been impaired by the pending SEC investigation.
      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.
      As of December 31, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $28.9 million.

CONTRACTUAL OBLIGATIONS
      The following table summarizes our outstanding borrowings and long-term contractual obligations at December 31, 2004, and the effects these obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due By Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$4,115,155	$4,115,155	$—	$—	$—
Capital lease obligations	87,456	84,897	2,559	—	—
Operating leases	10,561,188	1,013,793	2,926,329	3,115,995	3,505,071
Secured Borrowings	28,865,613	28,865,613	—	—	—

Total	$43,629,412	$34,079,458	$2,928,888	$3,115,995	$3,505,071

COMMITMENTS AND CAPITAL REQUIREMENTS
      We have entered into a new lease for our executive offices at Durango Road and the 215 Beltway in Las Vegas, Nevada with VF III HQ, LLC. Our new office space is approximately 42,000 square feet. The new lease agreement governing this property will expire in March 2014 and the base rent is approximately $71,645 per month. We believe that the new leased office space is adequate for our current operations.
      In addition, we have initiated a cost control program that we believe will provide us with appropriate resources to meet the requirements of the current business and economic environment. We have performed an extensive review of the economic environment and business landscape and have concluded that in order to provide the best possible opportunity for success in meeting our strategic and financial objectives, a change in operating strategy is required. To that end we have initiated a program of rightsizing and strategic cost controls which include the reduction of various costs including payroll, marketing and sales expenses to a level that is more suitable to our current level of business activity. Our minimum obligation for office rent and equipment leases in 2005 is approximately $1,013,793. As part of our cost control program, we have reduced the amount of space we need to operate our business. We are currently in negotiations with other businesses to sublease a portion our office space. Fees generated by our mortgage brokerage activities should be sufficient to meet all of these capital requirements. Factors that could reduce cash flow from mortgage brokerage operations include a general slowdown of commercial real estate lending activity, a reduction in the amount of funds available to invest in mortgages and a significant level of defaults on outstanding loans. If our mortgage brokerage operations do not generate sufficient cash flow, we might be required to further cut back the scope of our operations and the extent of our marketing and promotional efforts.
      We pay our Preferred Stock shareholders a dividend in an amount to be determined by the Board of Directors, but not less than 0.83% of the Original Issue Price (initially set at $10 per share) per annum and not more than 10% of the Original Issue Price per annum.
Related Party Transactions
      We have entered into a number of transactions with our principal stockholder and other related parties. Such transactions fall into the following categories:

1.	Transactions with the Funds
      The equity method of accounting is used to account for our investments in the Funds due to the significant influence exercised over the operation and financing decisions of the Funds. Under the equity method, original investments are recorded at cost and our estimated pro rata share of income and distributions are recorded on a monthly basis.
      For the years ended December 31, 2004 and 2003, we recorded revenues of approximately $59,935 and $85,000, respectively, from our investment of $1,000,000 in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the years ended December 31, 2004 and 2003, Vestin

Mortgage recorded management fees from Fund I of approximately $447,000 and $254,000, respectively. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      For the years ended December 31, 2004 and 2003, we recorded revenues of approximately $66,650 and $102,000, respectively, from our investment of $1,100,000 in Fund II as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the years ended December 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II of approximately $1,031,000 and $953,000, respectively. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      For the year ended December 31, 2004, we recorded revenues of approximately $82,077 from our investment in Fund III as a result of distributions declared during those periods. As of December 31, 2004, our investment in Fund III approximated $1.4 million. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund III. During the year ended December 31, 2004, Vestin Mortgage recorded management fees from Fund III of approximately $36,235. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      Amounts due from Fund I totaling $1,841,878 relate to uncollected management fees, earnings on our investment in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.
      Amounts due from Fund II totaling $477,159 relate to uncollected management fees, earnings on our investment in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.
      Amounts due from Fund III totaling $152,645 relate to uncollected management fees and earnings on our investment in Fund III. Amounts due from Fund III bear no interest and are due on demand.
      During the year ended December 31, 2004, we purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. The Board of Directors approved this transaction. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, we will proceed to litigate the matter in the U.S. District Court. We believe a judgment will ultimately be ordered and that we will collect the full amount of the loan guarantee plus accrued interest. However, because of the uncertainties inherent in litigation and the enforcement of judgments, we elected to write off the full amount paid to Fund II.
      On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. At that time, Vestin Mortgage elected to provide a full valuation allowance on this amount due to uncertainties in collection of these types of judgments. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004 for $5,850,000 which resulted in the full recovery of the allowance.
      On August 21, 2002, our Board of Directors determined to seek new premises for the offices of the Company. The Board of Directors determined that we were not interested in purchasing a building. Our Chief Executive Officer (“CEO”) advised the Board of Directors that he would be interested in acquiring a property which might be suitable to lease to the Company as its new premises. The Board of Directors agreed that the CEO could pursue such an opportunity providing that lease rates and other terms of the lease agreement were at market standards. On March 15, 2003, the CEO, through a wholly owned company, acquired unimproved real estate located in Las Vegas, Nevada. On March 31, 2003, the CEO sold the company, which owned the real estate in Las Vegas. The CEO has advised the Board of Directors that he made a profit of approximately $1.0 million in connection with the sale. The unrelated party proceeded to build an approximately 42,000 square foot office building on the site. On March 31, 2003, we entered into a ten year triple net lease, which took effect August 1, 2004. The lease rate is $1.75 per square foot, or an aggregate monthly rental of $71,645. In May 2004, Fund III entered into an agreement to purchase the building. Accordingly, Fund III is our lessor. We obtained a review of the lease terms by an independent third party which concluded that the lease rate represents a market rate reasonable to both parties.
      During the year ended December 31, 2003, we elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. We did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I to approximately $10 per unit. The amount of the contribution was charged to current operating results during the year ended December 31, 2003, as we did not receive additional units for the contribution. The note was paid in full as of December 31, 2003.
      During the year ended December 31, 2003, we purchased real estate held for sale of $1.1 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.
      During the year ended December 31, 2003, we sold $9.3 million in loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permit the Funds to acquire loans from us if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than our cost. During the year ended December 31, 2003, we also purchased $2.0 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.
Transactions with Officers and Directors and their Affiliates
      Notes receivable — In 2000, we loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the loan was extended from December 31, 2004 to December 31, 2005. As of December 31, 2004 the principal balance on this loan was $22,964.
      We entered into an agreement with Planned Licensing, Inc, a Nevada corporation (“PLI”), Joseph Namath (“Namath”) and James Walsh (“Walsh”), a former director of the Company, whereby the parties have agreed as follows: (i) we purchase the 400,000 shares (800,000 shares pre split) of our common stock, par value ..0001 per share (the “Shares”) held by Namath and Walsh and originally issued to PLI on July 12, 2004 upon the exercise by PLI of the warrant issued on January 10, 2001, (ii) PLI’s warrant dated January 10, 2001 to purchase 200,000 shares (400,000 shares pre split) of our common stock at $9.20 per share ($4.60 per share pre split) was terminated, (iii) the license agreement dated January 10, 2001 (the “License Agreement”) by and between us and PLI was terminated, subject to the continuation of certain insurance obligations and indemnification obligations and (iv) the parties mutually release each other from liability in connection with the License Agreement. In consideration for the foregoing, we agreed to pay the sum of One Million Six Hundred Thousand Dollars ($1,600,000.00). The transaction closed on January 5, 2005. The cash consideration was borrowed by us in December 2004 from Shustek Investments, Inc., a Nevada corporation wholly owned by our Chairman, Chief Executive Officer, President and majority stockholder, Michael Shustek. The terms of the loan are monthly payment of interest only at the rate of eight percent (8%) per annum with the entire principal balance due one year from the execution of the promissory note. The loan is secured by a pledge of the Shares. During December 2004 Mr. Shustek satisfied all amounts owed to us totaling $547,815 via a reduction to the principal balance of this note. As of December 31, 2004, the balance was $1,052,185.
      Amounts due from inVestin totaling $129,527 related to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin, a corporation wholly-owned by our Chief Executive Officer, was created as an additional funding source to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by us above the average aggregate interest paid to the debenture holders. For the year ended December 31, 2004, Vestin Mortgage earned $102,808, related to the agreement. During the year ended December 31, 2003, Vestin Mortgage earned approximately $161,000 relating to the agreement. During March 2004, this balance was paid off in full.
      During the year ended December 31, 2003, we purchased $0.7 million in loans from inVestin. We also sold $0.7 million in loans to inVestin for the same period.
      Amounts due to inVestin totaling $218,654 related to loan origination fees shared by inVestin during the year ended December 31, 2004 pursuant to the agreement to provide management services which states that inVestin will receive a pro-rata share of the origination fees charged on loan in which it participates.
      During the years ended December 31, 2004 and 2003, we paid $759,529 and $755,222, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest. As of December 31, 2004 the amount owed is $117,354.
      Our former Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2004 and 2003, approximately $268,833 and $228,000, respectively, was paid to L.L. Bradford for various services including assistance with report preparation and business consulting.
      For the year ended December 31, 2003, we paid approximately $128,000 to a partnership owned by our former Chief Financial Officer for reimbursements of fixed asset purchases paid on our behalf.
      During the year ended December 31, 2004 and 2003, we paid approximately $899,250 and $1,017,000, respectively to C5, LLC, a company wholly owned by our Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows us to use an airplane on a preferred basis over any other proposed user. We used the airplane primarily for marketing and lending activities. We are required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. We are required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by our Board of Directors. We believe based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to us.
      During 2003, we paid approximately $28,000 to King Air, LLC, a company owned jointly by our Chief Executive Officer and a stockholder of the Company, related to the use of an airplane for company travel.
      As of December 31, 2004, we have an investment in Del Mar Mortgage Collateralized Mortgage Obligations which are controlled by Del Mar Mortgage, a company wholly owned by our Chief Executive Officer, totaling $434,375.
OFF BALANCE SHEET ARRANGEMENTS
      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.
CRITICAL ACCOUNTING ESTIMATES
Revenue recognition
      We recognize revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which we have not recorded as investments in mortgage loans on our financial statements. Typically, deeds of trust related to loans placed are initially in our name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., the Funds). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, we have not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date.

      Interest income on investments in mortgage loans on real estate is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.
Investments in real estate held for sale
      Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.
Investments in mortgage loans
      Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often drastically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
Allowance for loan losses
      We maintain an allowance for loan losses on investments in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. Our estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income if the amount is recovered.
Income taxes
      We account for our income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FACTORS AFFECTING OUR OPERATING RESULTS
      Our business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, our operating results may be affected by:
LIMITED EXPERIENCE IN CERTAIN REAL ESTATE MARKETS
      Currently, we broker mortgage loans or work with mortgage brokers primarily in areas in which we and Vestin Mortgage have substantial experience such as Arizona, California, Nevada, Texas, and Hawaii. We have limited experience outside of certain western states. Real estate markets vary greatly from location to location. Our limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions and may delay the loan approval process. This delay could have a material impact on our competitive advantage of providing fast loan approvals. Accordingly, we generally utilize independent real estate advisors located in markets where we lack experience for consultation prior to making investment decisions. No assurance can be given that such advisors will provide us effective assistance.
DEPENDENCE ON KEY PERSONNEL
      Our success depends upon the continued contributions of certain key personnel, including Michael V. Shustek, who would be difficult to replace because of his extensive experience in his field, extensive market contacts and familiarity with our activities. If any of our key employees were to cease employment, our operating results could suffer. Our future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should we be unable to attract and retain skilled personnel, our performance may suffer.
RISKS OF UNDERWRITING STANDARDS AND PROCEDURES
      Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of conventional mortgage lenders.
      We approve mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there may be a risk that the credit inquiry we perform may not reveal all material facts pertaining to the borrower and the security. As a result, loans arranged by us and loans in which we may invest may suffer from a higher rate of defaults as compared to loans arranged by more conventional lenders. We attempt to mitigate this risk by insisting upon lower loan to value ratios. Nonetheless, our future results of operations may be adversely affected by defaulting borrowers and the attendant risk and expense of foreclosure proceedings. Additionally, loan to value ratios on some construction and development loans may be calculated using an “as-if completed” appraisal, the values of which can dramatically change.
RISKS OF INTEREST RATE CHANGES
      Our result of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.
      If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing its revenues and the distributions to stockholders.
      One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. This creates three risks for us:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Interest on mortgage loans placed by us may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm our reputation and may make it more difficult for us to attract investors willing to acquire interests in mortgage loans.

RISKS OF FUND MANAGEMENT
      Through Vestin Mortgage we manage approximately $468 million invested in the Funds. In the event that members of the Funds were to assert claims against us for mismanagement or breach of fiduciary duties or other claims, we could be held liable. There are currently no such claims pending, or to our knowledge, threatened.
      Our ability to access funds for mortgage loans depends upon the perceived attractiveness of yields on loans placed by us, the safety of the underlying investment, our reputation, the general economic conditions and the real estate market conditions. Our principal advantage in attracting investors is the high historical yields generated by loans brokered by us. We are at a disadvantage compared to alternative investment vehicles to the extent that an investment in mortgage loans lacks liquidity and is not guaranteed or insured by a governmental agency. In addition, the fact that we are smaller than many of the full service financial firms offering alternative investment vehicles and have a more limited operating history may be disadvantages in seeking to attract investors. Furthermore, the level of non-earning assets in the Funds and the SEC investigation have adversely affected our ability to attract new investors.
COMPETITION FOR BORROWERS
      We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for slightly higher fees and rates than those charged by conventional lenders. To a lesser extent, we also compete with conventional mortgage lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

ITEM 7.	FINANCIAL STATEMENTS
      Our consolidated financial statements required by this item are included after Part III, Item 14 of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      None

ITEM 8A.	CONTROL AND PROCEDURES
      We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based upon such evaluation, our CEO and CFO have concluded that, as of the end of the period, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

      There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal year, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION
      None
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      The following sets forth certain information regarding the directors and executive officers of Vestin Group as of February 1, 2005:

Name	Age	Title

Michael V. Shustek	46	Chairman of the Board, Chief Executive Officer, President and Director
John Alderfer	60	Chief Financial Officer
Ira S. Levine	44	Secretary
Michael J. Whiteaker	55	Vice President of Regulatory Affairs
Peggy S. Shustek	35	Vice President of Vestin Mortgage, a subsidiary of Vestin Group
Daniel B. Stubbs	43	Senior Vice President, Underwriting of Vestin Mortgage, a subsidiary of Vestin Group
Lance K. Bradford	38	Director
Robert J. Aalberts	54	Director
Fredrick J. Zaffarese Leavitt	33	Director
Roland M. Sansone	50	Director
      All the directors of Vestin Group hold office until the next annual meeting of stockholders. The last annual meeting of Vestin Group stockholders was July 6, 2004. Michael Shustek can cause a change in the Board of Directors of Vestin Group by virtue of his controlling ownership interest in Vestin Group. The By-laws of Vestin Group provide for up to ten directors and permit the Board of Directors to fill any vacancy on the Board of Directors. Officers of the company serve at the discretion of the Board of Directors. The Board of Directors is currently set at five members.
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
      John W. Alderfer was appointed the Chief Financial Officer of Vestin Group effective January 2005. Mr. Alderfer previously served as Chief Financial Officer of Vestin Group from September 2002 to February 2004. From February 2004 to December 2004, Mr. Alderfer served as a consultant to Vestin Group. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998,

Mr. Alderfer was a Director, Vice President, Treasurer, and Chief Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.
      Lance K. Bradford has served as a director of Vestin Group since April 1999. Mr. Bradford also served as President of Vestin Group from January 2001 until February 2004. Mr. Bradford previously held the office of Chief Financial Officer of Vestin Group from 1999 to September 2002 and from February 2004 to December 2004. Mr. Bradford was also the Corporate Secretary of Vestin Group from 1999 to 2000. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a certified public accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.
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
      Peggy S. Shustek has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. Ms. Shustek was the President of Vestin Mortgage from January 2001 to February 2004. From 1997 to 2000, Ms. Shustek was the Senior Vice President of Vestin Mortgage. Ms. Shustek is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. Shustek has over ten years of experience in title, escrow and private lending. Ms. Shustek is the former wife of Michael V. Shustek, the Company’s Chief Executive Officer, President and Chairman.
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
      Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Group since May 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.
      Fredrick J. Zaffarese Leavitt has been a director of Vestin Group since November 2004. Since August of 1993 Mr. Zaffarese has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipal governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese sits on various audit committees involving the utility industry. Mr. Zaffarese is a CPA and a graduate of University of Nevada Las Vegas.
Audit Committee
      We have established an Audit Committee currently comprised of Robert Aalberts, Rick Zaffarese, and Roland Sansone. The Board of Directors of the Company believes that Mr. Zaffarese is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B and meets the definition of “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.
Director Compensation
      We pay our non-employee directors a retainer of $1,500 for each Board meeting attended in person, $750 per Board meeting attended by telephone conference and $750 for each committee meeting attended in person and $500 per Committee meeting by telephone. Non-employee directors are reimbursed for reasonable travel time and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees of the Board of Directors.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms received by us or based upon certain representations from certain reporting persons regarding their trading activity, we believe that, except as identified below, our executive officers, directors and 10% shareholders have timely filed all reports required under Section 16(a) with respect to 2004. Peggy Shustek, who was an executive officer for a portion of 2004, filed a late report with respect to an option grant. Additionally, Planned Licensing, Inc., a 10% or greater stockholder, filed a late Form 4.

CODE OF ETHICS
      We have adopted a code of ethics that applies to our executive officers and senior financial and accounting officers. Our code of ethics has been filed as Exhibit 14.1 to this Report. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

ITEM 10.	EXECUTIVE COMPENSATION AND RELATED INFORMATION
      The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal year ended December 31, 2004 to Vestin Group’s and Vestin Mortgage, Inc.’s Chief Executive Officer and the next most highly compensated executive officers whose compensation for the fiscal year ended December 31, 2004 exceeded $100,000. The individuals included in the following table are collectively referred to as the “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

					Long-Term Compensation

					Awards		Payouts
		Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	Options/SARs	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Michael V. Shustek	2004	$156,250	$690,000	$—	$—	250,000	$—	$—
Chief Executive Officer	2003	$150,000	$875,000	$—	$—	250,000	$—	$—
of the Company	2002	$793,500	$—	$—	$—	250,000	$—	$—

Lance K. Bradford(1)	2004	$208,333	$96,000	$—	$—	—	$—	$—
President, Chief Financial	2003	$200,000	$122,000	$—	$—	—	$—	$—
Officer and Treasurer of the Company	2002	$302,160	$—	$—	$—	100,000	$—	$—

John W. Alderfer(2)	2004	$303,109	$—	$—	$—	—	$—	$—
Chief Financial Officer	2003	$178,750	$—	$—	$—	—	$—	$—
of the Company	2002	$175,000	$—	$—	$—	25,000	$—	$—

Peggy S. Shustek(3)	2004	$166,666	$25,000	$—	$—	—	$—	$—
Vice President of	2003	$160,000	$43,000	$—	$—	—	$—	$—
Vestin Mortgage	2002	$176,100	$62,009	$—	$—	31,667	$—	$—

Daniel Stubbs	2004	$131,559	$25,000	$—	$—	—	$—	$—
Senior Vice President	2003	$121,800	$20,685	$—	$—	—	$—	$—
of Vestin Mortgage	2002	$128,174	$70,000	$—	$—	25,000	$—	$—

(1)	Mr. Bradford resigned as President and assumed the role of Chief Financial Officer in February 2004. Mr. Bradford resigned as Chief Financial Officer and Treasurer of the Company as of December 31, 2004.

(2)	Mr. Alderfer resigned as Chief Financial Officer as of February 2004. Mr. Alderfer then served as a consultant for the Company. Mr. Alderfer took the position of Chief Financial Officer effective January 1, 2005. $126,558 represents amounts paid Mr. Alderfer as a consultant during the period he did not act as Chief Financial Officer of the Company.

(3)	The compensation for Ms. Shustek includes compensation for services rendered to Vestin Mortgage and Vestin Capital, Inc. $78,333 of Ms. Shustek’s 2004 Compensation was paid by Vestin Mortgage and $113,333 was paid by Vestin Capital. All of Ms. Shustek’s 2003 compensation was paid directly by Vestin Capital, Inc., and all of her 2002 compensation was paid for by Vestin Mortgage.

Option Grants in Last Fiscal Year
      The following Option and Warrant/ SAR Grants Tables set forth the individual grants of stock options made in fiscal 2004 to our Named Executive Officers named in the Summary Compensation Table above. The Company affected a 1-for-2 reverse stock split on July 20, 2004. The below table is on a post-split basis.
Option & Warrant/ SAR Grants in Fiscal Year 2004
(Individual Grants)
(post-split)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base	Expiration
Name	Granted(#)	Fiscal 2004(%)	Price($/SH)	Date

Michael Shustek	250,000	100%	$3.00	12/31/2014
Aggregated Option Exercises and Fiscal Year-End Values
      The following table sets forth information with respect to each of our Named Executive Officers named in the Summary Compensation Table concerning the exercise of stock options during the 2004 fiscal year and the number of shares subject to unexercised stock options held at the close of such fiscal year. No stock appreciation rights were exercised during the 2004 fiscal year, and no stock appreciation rights were outstanding at the close of such year.
      In the following table, “Value Realized” is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the “Value of Unexercised In-The-Money Options” is based the closing selling price per share at the close of the 2004 fiscal year less the exercise price payable per share. Options are “In-the-Money” if the fair market value of the underlying options exceeds the exercise price of the option. All share amounts are presented on a post-split basis.

			Number of Shares of Stock
			Underlying Unexercised		Value of Unexercised
			Common Options at		In-the-Money Options at
	Shares		December 31, 2004		December 31, 2004
	Acquired on	Value
Name	Exercise (#)	Realized($)	Exercisable	Unexercisable	Exercisable($)	Unexercisable($)

Michael V. Shustek	—	—	1,250,000	—	—	—
Lance K. Bradford	—	—	66,660	33,340	—	—
Peggy S. May	—	—	43,609	10,558	—	—
John Alderfer	—	—	16,665	8,335	—	—
Daniel Stubbs	—	—	24,165	8,335	—	—
EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS
      In December 1999, we entered into an Employment Agreement with Michael V. Shustek to serve as our Chief Executive Officer. Pursuant to the agreement, Mr. Shustek is entitled to receive a minimum annual salary of $720,000 and such additional salary as our Board of Directors deems appropriate. Mr. Shustek is also entitled to receive an automobile allowance in the amount of $1,000 per month during the term of the agreement. The agreement additionally provides that Mr. Shustek is to receive warrants to purchase up to 250,000 shares of our common stock each year during the term of the agreement. The agreement would have terminated on November 30, 2002, but continues for successive one year periods unless either we or Mr. Shustek provide thirty days’ notice. In February 2004, Mr. Shustek assumed the title of President along with the day-to-day operational responsibilities associated with that position.
      Peggy S. Shustek entered into an Employment Agreement with Vestin Mortgage, with an effective date of September 1, 2001, to serve as its President. Pursuant to the agreement, Ms. Shustek is entitled to receive an initial annual salary of $160,000. Ms. Shustek is also eligible for bonuses subject to the discretion of Vestin Mortgage’s Board of Directors. The agreement additionally provides that Ms. Shustek is to receive an amount equal to twelve months’ salary if Vestin Mortgage terminates the agreement without Cause, as such term is defined in the agreement. Ms. Shustek resigned her employment agreement in October 2004 but remains an employee of the Company and retained her title as President of Vestin Mortgage. As of March 10, 2005, Ms. Shustek’s annual salary is $60,000.
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
Share Ownership
      The following table indicates the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as the securities of Vestin Group beneficially owned by all officers and directors of Vestin Group as of March 10, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, and convertible preferred stock held by that person that are currently exercisable or that will become exercisable within 60 days of March 10, 2005, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)

Michael V. Shustek, Chairman, Chief Executive Officer and President of Vestin Group	2,901,350	(2)	100.00%**
8379 W. Sunset Road
Las Vegas, Nevada 89113
Ira S. Levine, Corporate Secretary of Vestin Group	87,550	(3)	3.46%
8379 W. Sunset Road
Las Vegas, Nevada 89113
Peggy S. Shustek, Vice President of Vestin Mortgage	64,814	(4)	2.17%
8379 W. Sunset Road
Las Vegas, Nevada 89113
Lance K. Bradford, Director of Vestin Group	81,910	(5)	3.24%
8379 W. Sunset Road
Las Vegas, Nevada 89113
Daniel Stubbs, Senior Vice President, Underwriting of Vestin Mortgage	24,166	(6)	*
8379 W. Sunset Road
Las Vegas, Nevada 89113
Michael J. Whiteaker, Vice President of Regulatory Affairs of Vestin Group	25,000	(7)	*
8379 W. Sunset Road
Las Vegas, Nevada 89113
Robert J. Aalberts, Director of Vestin Group	8,000	(8)	*
8379 W. Sunset Road
Las Vegas, Nevada 89113
Rick Zaffarese, Director of Vestin Group	—		*
8379 W. Sunset Road
Las Vegas, Nevada 89113

			Percentage of
	Common Stock		Common Stock
Name	Beneficially Owned		Beneficially Owned(1)

Roland M. Sansone, Director of Vestin Group	—		*
8379 W. Sunset Road
Las Vegas, Nevada 89113
Sierra Trust, Tammy Redd, Trustee	339,844	(9)	13.44%
2340 Camero Avenue
Las Vegas, Nevada 89123
All directors and executive officers as a group (9 persons)(10)**	3,532,634		100%

*	Less than 1%

**	The actual percentage of beneficially owned common stock exceeds 100% assuming all options, warrants, and convertible preferred stock exercisable within 60 days of March 10, 2005 have been exercised.

(1)	Based upon 2,528,835 shares outstanding on March 10, 2005.

(2)	Includes warrants to purchase up to 1,250,000 shares of Common Stock within 60 days of March 10, 2005.

(3)	Includes options to purchase up to 75,000 shares of Common Stock exercisable within 60 days of March 10, 2005.

(4)	Includes options to purchase up to 43,609 shares of Common Stock exercisable within 60 days of March 10, 2005.

(5)	Includes warrants to purchase up to 66,660 shares of Common Stock exercisable within 60 days of March 10, 2005.

(6)	Includes options to purchase up to 24,166 shares of Common Stock exercisable within 60 days of March 10, 2005.

(7)	Includes options to purchase up to 25,000 shares of Common Stock exercisable within 60 days of March 10, 2005.

(8)	Includes options to purchase up to 7,500 shares of Common Stock exercisable within 60 days of March 10, 2005.

(9)	The holders of our preferred stock are entitled to convert their preferred stock into common stock at a ratio of $6.08 pre-split for one share of common stock. If all of the preferred stockholders were to convert into common stock, the Sierra Trust would own approximately 11.69% of the total issued and outstanding shares. In addition, the beneficial ownership of the following stockholders would be reduced as follows: Michael Shustek 99.84%, Ira Levine 3.01%, Peggy May 1.89%, Lance Bradford 11.69%, Michael Whiteaker will own less than 1%, and all directors and executive officers as a group 121.25%.

(10)	Includes options and warrants to purchase up to 1,491,934 shares of Common Stock exercisable within 60 days of March 10, 2005.

EQUITY COMPENSATION PLAN INFORMATION
      The following table provides information as of March 10, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. All share amounts are on a post-split basis.

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-average	Future Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(a)		Warrants and Rights(b)	Reflected in Column(a))(c)

Equity Compensation Plans Approved by Stockholders(1)	564,665		$11.14	185,335	(2)
Equity Compensation Plans Not Approved by Stockholders	1,250,000	(3)	$7.85	—

Total	1,814,665		$8.87	185,335

(1)	Consists of the 2000 Stock Option Plan, as amended in 2002.

(2)	Consists of shares available for future issuance under the 2000 Stock Option Plan. As of December 31, 2004, an aggregate of 185,335 shares of our common stock were available for issuance under the 2000 Stock Option Plan.

(3)	Consists of 1,250,000 warrants of which 250,000 have been granted each year for the past four years to Mr. Shustek pursuant to his employment agreement.
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      We have entered into a number of transactions with our principal stockholder and other related parties. Such transactions fall into the following categories:

1.	Transactions with the Funds
      The equity method of accounting is used to account for our investments in the Funds due to the significant influence exercised over the operation and financing decisions of the Funds. Under the equity method, original investments are recorded at cost and our estimated pro rata share of income and distributions are recorded on a monthly basis.
      For the years ended December 31, 2004 and 2003, we recorded revenues of approximately $59,935 and $85,000, respectively, from our investment of $1,000,000 in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the years ended December 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $447,000 and $254,000, respectively. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      For the years ended December 31, 2004 and 2003, we recorded revenues of approximately $66,650 and $102,000, respectively, from our investment of $1,100,000 in Fund II as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the years ended December 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II of approximately $1,031,000 and $953,000, respectively. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      For the year ended December 31, 2004, we recorded revenues of approximately $82,077 from our investment in Fund III as a result of distributions declared during those periods. As of December 31, 2004, our investment in Fund III approximated $1.4 million. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund III. During the year ended December 31, 2004, Vestin Mortgage recorded management fees from Fund III of approximately $36,235. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      Amounts due from Fund I totaling $1,841,878 relate to uncollected management fees, earnings on our investment in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.
      Amounts due from Fund II totaling $477,159 relate to uncollected management fees, earnings on our investment in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.
      Amounts due from Fund III totaling $152,645 relate to uncollected management fees and earnings on our investment in Fund III. Amounts due from Fund III bear no interest and are due on demand.
      During the year ended December 31, 2004, we purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. The Board of Directors approved this transaction. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, we will proceed to litigate the matter in the U.S. District Court. We believe a judgment will ultimately be ordered and that we will collect the full amount of the loan guarantee plus accrued interest. However, because of the uncertainties inherent in litigation and the enforcement of judgments, we elected to write off the full amount paid to Fund II.
      On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. At that time, Vestin Mortgage elected to provide a full valuation allowance on this amount due to uncertainties in collection of these types of judgments. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004 for $5,850,000 which resulted in the full recovery of the allowance.
      On August 21, 2002, our Board of Directors determined to seek new premises for the offices of the Company. The Board of Directors determined that we were not interested in purchasing a building. Our Chief Executive Officer (“CEO”) advised the Board of Directors that he would be interested in acquiring a property which might be suitable to lease to the Company as its new premises. The Board of Directors agreed that the CEO could pursue such an opportunity providing that lease rates and other terms of the lease agreement were at market standards. On March 15, 2003, the CEO, through a wholly owned company, acquired unimproved real estate located in Las Vegas, Nevada. On March 31, 2003, the CEO sold the company, which owned the real estate in Las Vegas. The CEO has advised the Board of Directors that he made a profit of approximately $1.0 million in connection with the sale. The unrelated party proceeded to build an approximately 42,000 square foot office building on the site. On March 31, 2003, we entered into a ten year triple net lease, which took effect August 1, 2004. The lease rate is $1.75 per square foot, or an aggregate monthly rental of $71,645. In May 2004, Fund III entered into an agreement to purchase the building. Accordingly, Fund III is our lessor. We obtained a review of the lease terms by an independent third party which concluded that the lease rate represents a market rate reasonable to both parties.
      During the year ended December 31, 2003, we elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. We did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I to approximately $10 per unit. The amount of the contribution was charged to current operating results during the year ended December 31, 2003, as we did not receive additional units for the contribution. The note was paid in full as of December 31, 2003.

      During the year ended December 31, 2003, we purchased real estate held for sale of $1.1 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.
      During the year ended December 31, 2003, we sold $9.3 million in loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permit the Funds to acquire loans from us if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than our cost. During the year ended December 31, 2003, we also purchased $2.0 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.
Transactions with Officers and Directors and their Affiliates
      Notes receivable — In 2000, we loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the loan was extended from December 31, 2004 to December 31, 2005. As of December 31, 2004 the principal balance on this loan was $22,964.
      We entered into an agreement with Planned Licensing, Inc, a Nevada corporation (“PLI”), Joseph Namath (“Namath”) and James Walsh (“Walsh”), a former director of the Company, whereby the parties have agreed as follows: (i) we purchase the 400,000 shares (800,000 shares pre split) of our common stock, par value ..0001 per share (the “Shares”) held by Namath and Walsh and originally issued to PLI on July 12, 2004 upon the exercise by PLI of the warrant issued on January 10, 2001, (ii) PLI’s warrant dated January 10, 2001 to purchase 200,000 shares (400,000 shares pre split) of our common stock at $9.20 per share ($4.60 per share pre split) was terminated, (iii) the license agreement dated January 10, 2001 (the “License Agreement”) by and between us and PLI was terminated, subject to the continuation of certain insurance obligations and indemnification obligations and (iv) the parties mutually release each other from liability in connection with the License Agreement. In consideration for the foregoing, we agreed to pay the sum of One Million Six Hundred Thousand Dollars ($1,600,000.00). The transaction closed on January 5, 2005. The cash consideration was borrowed by us in December 2004 from Shustek Investments, Inc., a Nevada corporation wholly owned by our Chairman, Chief Executive Officer, President and majority stockholder, Michael Shustek. The terms of the loan are monthly payment of interest only at the rate of eight percent (8%) per annum with the entire principal balance due one year from the execution of the promissory note. The loan is secured by a pledge of the Shares. During December 2004 Mr. Shustek satisfied all amounts owed to us totaling $547,815 via a reduction to the principal balance of this note. As of December 31, 2004, the balance was $1,052,185.
      Amounts due from inVestin totaling $129,527 related to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin, a corporation wholly-owned by our Chief Executive Officer, was created as an additional funding source to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by us above the average aggregate interest paid to the debenture holders. For the year ended December 31, 2004, Vestin Mortgage earned $102,808, related to the agreement. During the year ended December 31, 2003, Vestin Mortgage earned approximately $161,000 relating to the agreement. During March 2004, this balance was paid off in full.
      During the year ended December 31, 2003, we purchased $0.7 million in loans from inVestin. We also sold $0.7 million in loans to inVestin for the same period.
      Amounts due to inVestin totaling $218,654 related to loan origination fees shared by inVestin during the year ended December 31, 2004 pursuant to the agreement to provide management services which states that inVestin will receive a pro-rata share of the origination fees charged on loan in which it participates.
      During the years ended December 31, 2004 and 2003, we paid $759,529 and $755,222, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest. As of December 31, 2004 the amount owed is $117,354.

      Our former Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2004 and 2003, approximately $268,833 and $228,000, respectively, was paid to L.L. Bradford for various services including assistance with report preparation and business consulting.
      For the year ended December 31, 2003, we paid approximately $128,000 to a partnership owned by our former Chief Financial Officer for reimbursements of fixed asset purchases paid on our behalf.
      During the year ended December 31, 2004 and 2003, we paid approximately $899,250 and $1,017,000, respectively to C5, LLC, a company wholly owned by our Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows us to use an airplane on a preferred basis over any other proposed user. We used the airplane primarily for marketing and lending activities. We are required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. We are required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by our Board of Directors. We believe based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to us.
      During 2003, we paid approximately $28,000 to King Air, LLC, a company owned jointly by our Chief Executive Officer and a stockholder of the Company, related to the use of an airplane for company travel.
      As of December 31, 2004, we have an investment in Del Mar Mortgage Collateralized Mortgage Obligations which are controlled by Del Mar Mortgage, a company wholly owned by our Chief Executive Officer, totaling $434,375.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

		Page
Exhibit		Number/
Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)
2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)
2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)
2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)
3.1	Certificate of Incorporation	(3)
3.2	By-laws	(3)
10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)
10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)
10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)
10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)
10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)
10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001.	(14)
10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.	(14)
10.8	Third Amended and Restated Operating Agreement of Vestin Fund I, LLC (formerly known as DM Mortgage Investors, LLC), dated as of November 2, 2000	(5)

		Page
Exhibit		Number/
Number	Description	Filing Method

10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)
10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)
10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)
10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(14)
10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC, dated as of May 2, 2003	(13)
10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(14)
10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)
10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004	(14)
10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)
10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)
10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)
10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)
10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)
10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)
10.23	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)
10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)
10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(14)
10.26	Amended Management Agreement by and between Vestin Mortgage, Inc. and inVestin Nevada, Inc.
10.27	Amended Operating Agreement of Vestin Fund III, LLC dated as of January 17, 2005	(15)
14.1	Code of Ethics	(11)
21.1	List of Subsidiaries of the Company
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John W. Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/ A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/ A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/ A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/ A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/ A (File No. 333-105017) on April 29, 2004.

(14)	Previously filed on Form 10-KSB/ A Amendment #2 (File No. 000-24803) on August 4, 2004

(15)	Previously filed on Form 8-K/ A (File No. 000-24803) on February 2, 2005
      (b) Reports on Form 8-K.
      Current Reports on Form 8-K filed with the Commission on December 7, 2004, November 10, 2004 and November 8, 2004 which report the following items:

(i) Item 2.02 — Results of Operations and Financial Condition, including Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2004 and 2003;

(ii) Item 5.02 — Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; and

(iii) Item 9.01 — Financial Statements and Exhibits.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      During the fiscal years ended December 31, 2004 Moore, Stephens, Wurth, Frazier, and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

December 31, 2004

Audit Fees	$221,130
Audit Related Fees	$72,443
Tax Fees	$—
All Other Fees	$—
      During the fiscal years ended December 31, 2003 and December 31, 2002, Ernst & Young LLP (“Ernst & Young”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2003	December 31, 2002

Audit Fees	$77,445	$191,660
Audit Related Fees	$332,226	$127,931
Tax Fees	$0	$0
All Other Fees	$174,520	$48,417
      Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect the independence of either Moore Stephens or Ernst & Young.
      The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after January 21, 2005, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

VESTIN GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of Vestin Group, Inc.
      We have audited the accompanying consolidated balance sheet of Vestin Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Group, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes I, J and M of the consolidated financial statements, the Company has engaged in significant related party transactions.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
March 11, 2005

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS
Cash	$3,110,702
Accounts receivable	110,158
Interest advanced to borrowers, net of allowance of $210,608	737,290
Interest receivable	4,365
Due from related parties	2,601,209
Note receivable — related party	22,964
Investments in real estate held for sale	1,993,840
Investments in mortgage loans on real estate	34
Other investments — related parties	3,475,358
Deferred tax asset	810,903
Property and equipment, net	1,314,182
Other assets	155,305

Total assets	$14,336,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,474,598
Due to related party	336,008
Dividend payable	38,223
Income taxes payable	929,591
Note payable — Fund II	1,000,000
Notes payable — related party	2,427,340
Notes payable	140,000
Capital leases payable	87,456

Total liabilities	6,433,216

Commitments and contingencies	—
Stockholders’ equity
Preferred stock, $.0001 par value; 20 million shares authorized; 458,675 shares issued and outstanding	46
Common stock, $.0001 par value; 100 million shares authorized; 2,528,835 shares issued and outstanding	252
Additional paid-in capital	4,659,599
Retained earnings	3,243,197

Total stockholders’ equity	7,903,094

Total liabilities and stockholders’ equity	$14,336,310

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended

	December 31, 2004	December 31, 2003

Revenues
Loan placement and related fees	$19,508,482	$20,651,118
Interest income	130,372	596,750
Gain from settlement of lawsuit	5,850,000	—
Gain on sale of real estate held for sale	426,440	—
Other revenues	2,080,618	1,832,697

Total revenues	27,995,912	23,080,565

Expenses
Sales and marketing expenses	4,389,439	11,703,687
General and administrative expenses	13,442,266	14,442,264
Write downs on real estate held for sale	1,450,000	1,438,241
Loss on sale of real estate held for sale	105,863	—
Valuation loss on purchase of rights to receive proceeds of judgment	3,565,795	—
Bad debt expense	48,709	1,455,834
Capital Contribution to Fund I	—	1,600,000
Interest expense	38,864	262,413

Total expenses	23,040,936	30,902,439

Income (loss) from operations before provision (benefit) for income taxes	4,954,976	(7,821,874)
Provision (benefit) for income taxes	1,739,323	(2,620,607)

NET INCOME (LOSS)	$3,215,653	$(5,201,267)
Preferred stock dividends	(651,411)	(901,079)

Net income (loss) applicable to common shareholders	$2,564,242	$(6,102,346)

Earnings (loss) per common share — Basic	$0.99	$(2.31)

Earnings (loss) per common share — Diluted	$0.77	$(2.31)

Weighted average number of common shares outstanding — Basic	2,593,268	2,641,633

Weighted average number of common shares outstanding — Diluted	3,347,667	2,641,633

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2004

	Preferred Stock		Common Stock		Treasury Stock		Additional
							Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2004	897,800	$90	2,664,170	$266	(89,000)	$(544,305)	$9,767,453	$678,955	$9,902,459
Expenses related to issuance of warrants	—	—	—	—	—	—	1,856,604	—	1,856,604
Dividends paid on preferred stock	—	—	—	—	—	—	—	(651,411)	(651,411)
Purchase of treasury stock	—	—	—	—	(446,335)	(1,639,161)	—	—	(1,639,161)
Redemption of preferred stock	(439,125)	(44)	—	—	—	—	(4,789,006)	—	(4,789,050)
Retirement of treasury stock	—	—	(535,335)	(54)	535,335	2,183,466	(2,183,412)	—	—
Common stock options exercised	—	—	400,000	40	—	—	7,960	—	8,000
Net income	—	—	—	—	—	—	—	3,215,653	3,215,653

Balance at December 31, 2004	458,675	$46	2,528,835	$252	—	$—	$4,659,599	$3,243,197	$7,903,094

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended

	December 31, 2004	December 31, 2003

Cash flow from operating activities:
Net income (loss)	$3,215,653	$(5,201,267)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation	202,985	167,741
Bad debt	48,709	1,285,527
Stock based compensation	1,856,604	928,302
Capital contribution to Fund I	—	1,600,000
Gain from settlement of lawsuit	(3,600,000)	—
Valuation loss on purchase of rights to receive proceeds of judgment	3,565,795	—
Provision for loan losses	—	30,000
Reduction in allowance for loan losses	(110,000)	—
Gain on sale of real estate held for sale	(426,440)	—
Loss on sale of real estate held for sale	105,863	—
Write downs on real estate held for sale	1,450,000	1,608,048
Changes in operating assets and liabilities:	—	—
Accounts receivable	364,196	1,113,778
Interest advanced to borrowers	946,020	—
Interest receivable	6,284	102,703
Due from related parties	(811,302)	(1,619,539)
Other assets	(11,100)	131,228
Deferred tax asset	1,068,625	(1,483,962)
Accounts payable and accrued expenses	(2,558,979)	2,064,198
Due to related party	336,008	—
Dividend payable	(36,594)	(833)
Deferred income	(2,875,000)	2,875,000
Income taxes payable	670,697	(1,136,644)

Net cash provided by operating activities	3,408,024	2,464,280

Cash flows from investing activities:
Purchase of property and equipment	(619,947)	(175,004)
Purchase of investment in real estate held for sale	—	(1,100,000)
Purchase of other investments — related party		(602,387)
Principal payments received on notes receivable — related party		30,000
Purchase of investments in mortgage loans on real estate	—	(1,659,205)
Purchase of investments in mortgage loans on real estate from:
Fund II	—	(2,000,000)
Other related parties		(1,080,000)
Proceeds from sale of investment in real estate held for sale	4,951,788	—
Proceeds from payoff on note receivable	400,000	—
Proceeds from payoff on note receivable — related party	65,000	—
Purchase of other investments — related party	(338,596)	—
Proceeds from the sale of investments in mortgage loans	—	2,563,069
Proceeds from the sale of investments in mortgage loans from:
Fund II	—	9,297,925
Other related party	295,000	693,286
Proceeds from loan payoff	658,001	—

Net cash provided by investing activities	5,411,246	5,967,684

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended

	December 31, 2004	December 31, 2003

Cash flows from financing activities:
Payments on lines of credit	—	(7,000,000)
Proceeds from note payable-related party	1,600,000	1,078,997
Payments on notes payable-related party	(960,363)	(723,763)
Payments on note payable	(1,334,654)	—
Payments on capital leases	(72,984)	(10,404)
Common stock options exercised	8,000	15,999
Redemption of preferred stock	(4,789,050)	(100,000)
Payment of dividend on preferred stock	(651,411)	(639,371)
Purchase of treasury stock	(1,639,161)	(544,305)
Payment of dividend on common stock	—	(901,079)

Net cash used in financing activities	(7,839,623)	(8,823,926)

NET CHANGE IN CASH	979,647	(391,962)
Cash at beginning of period	2,131,055	2,523,017

Cash at end of period	$3,110,702	$2,131,055

Supplemental cash flow information:
Cash paid for federal income taxes	$—	$—

Cash paid for interest	$21,628	$262,413

Non-cash investing and financing activities:
Dividends declared on preferred stock	$38,223	$74,817

Retirement of treasury stock	$3,783,466	$—

Notes payable assumed through foreclosure	$—	$244,654

Notes payable — related parties assumed through foreclosure	$—	$802,363

Note payable related to capital contribution to Fund I	$—	$723,763

In substance receipt of amounts due from Fund I related to capital contribution in Fund I	$—	$876,237

Investments in real estate held for sale acquired through foreclosure	$—	$1,094,914

Investment in real estate held for sale acquired for investments in mortgage loans on real estate	$—	$478,829

Purchase of rights to receive proceeds of judgment	$1,000,000	$—

Purchase of equipment through capital lease	$—	$170,844

Investments received as partial satisfaction of shareholder receivable	$—	$325,375

Relief of note payable-related party as satisfaction of shareholder receivable	$547,815	$368,273

The accompanying notes are an integral part of these statements.

Vestin Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

NOTE A —	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
      Vestin Group, Inc. (“Vestin”, the “Company” or “we”, “us” or “our”) is primarily engaged in the commercial mortgage brokerage business. We arrange loans to owners and developers of real property whose financing needs are not being met by traditional mortgage lenders. The underwriting standards and length of time required by traditional mortgage lenders, such as commercial banks, results in certain potential borrowers who are unable to or unwilling to go through the process required by traditional lenders. As a non-conventional lender, we focus on the needs of borrowers unable or unwilling to meet the more restrictive requirements of traditional lenders. When evaluating prospective borrowers, we will typically focus on the value of collateral, which reduces the paperwork and time needed to evaluate other factors.
      We conduct our operations primarily through Vestin Mortgage, Inc., a wholly owned subsidiary (“Vestin Mortgage” or “Manager”). Vestin Mortgage operates as a mortgage broker licensed in the state of Nevada. Vestin Mortgage is engaged in the brokerage and placement of commercial loans secured by real property. Vestin Mortgage’s primary operations consist of the brokerage and placement of commercial, construction, acquisition and development, land, and residential mortgage loans secured by real property as well as managing three publicly held funds, Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), Vestin Fund III, LLC (“Fund III”), collectively referred to as the (“Funds”) and an entity owned by the Company’s Chief Executive Officer, inVestin Nevada, Inc. (“inVestin Nevada”). The Funds and inVestin Nevada invest in mortgage loans. Fund III also invests in real property.
      Vestin Capital, Inc., a wholly owned subsidiary of ours, serves as the lead broker dealer on the sale of units for Fund III and also provides administrative services. Vestin Capital does not receive any commissions from the sale of units for the Fund III. Rather, Vestin Capital receives an administrative fee from Vestin Mortgage related to the maintenance of investor files and general investor services.
      Vestin Advisors, Inc., a wholly owned subsidiary of ours, is a licensed trust company in the state of Nevada that serves as a custodian for individual retirement accounts of investors in Vestin products.
      JLS Advertising, a wholly owned subsidiary of ours, is an advertising company formed solely for the purposes of providing advertising buying power for our marketing efforts. There was no specific operating activity in this company during the years ended December 31, 2004 and 2003.
      We operate in one business segment.
PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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
REVENUE RECOGNITION
      We recognize revenue primarily from loan placement fees, loan servicing fees and extension fees. Loan placement fees are recorded as revenue at the close of escrow and reduced by direct loan placement costs on loans which we have not recorded as investments in mortgage loans on our financial statements. Typically, deeds of trust related to loans placed are initially in our name to facilitate the loan placement process. Upon arranging a funding source for such loans, the deeds of trust are assigned to the respective investor (i.e., the Funds). Loan servicing fees are recorded as revenue when such services are rendered. Servicing fees represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Servicing costs approximate servicing fees and therefore, we have not recognized a servicing asset or liability. Extension fees are generally recorded as revenue at the extension grant date.
      Interest income on investments in mortgage loans on real estate is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.
INVESTMENTS IN REAL ESTATE HELD FOR SALE
      Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.
INVESTMENTS IN MORTGAGE LOANS
      Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments, either through payments or decrease of an interest reserve, with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often drastically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
ALLOWANCE FOR LOAN LOSSES
      We maintain an allowance for loan losses on our investment in mortgage loans for estimated credit impairment in our investment in mortgage loans portfolio. Our estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income if the amount is recovered.
PROPERTY AND EQUIPMENT
      Property and equipment is stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. The cost of repairs and maintenance is charged to expense as incurred.

ADVERTISING COSTS
      Advertising costs are expensed as incurred and were approximately $1,570,487 and $4,498,000 for the years ended December 31, 2004 and 2003, respectively.
INCOME TAXES
      We account for our income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
IMPAIRMENT OF LONG-LIVED ASSETS
      We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.
STOCK-BASED COMPENSATION
      We apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, we apply SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.
      The following table represents the effect on net loss and loss per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003

Net income (loss), as reported	$3,215,653	$(5,201,267)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(776,686)	(1,727,583)

Pro forma net income (loss)	$2,438,967	$(6,928,850)

Net income (loss) per common share
Basic earnings (loss) per share, as reported*	$0.99	$(2.31)

Diluted earnings (loss) per share, as reported*	$0.77	$(2.31)

Basic earnings (loss) per share, pro forma*	$0.69	$(2.96)

Diluted earnings (loss) per share, pro forma*	$0.53	$(2.96)

*	Based on post-split weighted average shares outstanding.
      As required, the pro forma disclosures above include options granted since February 26, 1998 (Inception). Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, FASB issued Statement No. 123®, Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123® will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123® on our financial condition and results of operations.
RECLASSIFICATION
      Certain reclassifications have been made to the prior year’s financial statements to conform with current year presentation.

NOTE B —	ACCOUNTS RECEIVABLE
      We service loans which have been arranged for the investor parties through a servicing agreement. The servicing agreements stipulate that all extension fees charged on behalf of the investors shall be retained by us as part of the loan servicing fees. Accounts receivable generally represents extension fees, interest and loan placement fees earned but not yet received. As of December 31, 2004, accounts receivable totaled $110,158.

NOTE C —	INTEREST ADVANCED TO BORROWERS
      As part of our servicing agreement, borrowers are billed for interest payments on the 25th of each month for the current month. Investors are paid the related interest payments on the 5th of the following month. If we have not received a borrower’s interest payment by the time the related payment is due to the investor, our policy is to advance such payment. As of December 31, 2004 such advances totaled $237,246 which is net of allowance for doubtful accounts of $210,608. Additionally, during the month a loan is originated, borrowers are billed for 25 days of interest. Investors are paid 30 days of interest on the 5th of the following month. Our policy is to advance these 5 days of interest on behalf of the borrowers and collect it upon loan payoff. Such cumulative advances totaled $500,044 as of December 31, 2004.

NOTE D —	NOTE RECEIVABLE — RELATED PARTY
      Note receivable — Related Party — In 2000, we loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the maturity date of the loan was extended from December 31, 2004 to December 31, 2005. As of December 31, 2004 the principal balance on this loan was $22,964.

NOTE E —	INVESTMENT IN MORTGAGE LOANS ON REAL ESTATE
      As of December 31, 2004, all outstanding mortgage loans were current and performing according to their terms. See Note F for information with respect to properties acquired through foreclosure on certain defaulted mortgage loans. Management has evaluated the collectibility of the loans in foreclosure in light of the category and dollar amounts of such loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.

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

NOTE F —	INVESTMENT IN REAL ESTATE HELD FOR SALE
      At December 31, 2004, we had two properties with carrying values totaling $1,993,840, which were acquired through foreclosure and recorded as investments in real estate held for sale and secure specific payables as discussed in Notes G and H. Such investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell, based on appraisals and/or knowledge of local market conditions. It is not our intent to invest in or own real estate acquired through foreclosure. We seek to sell properties acquired through foreclosure as quickly as circumstances permit.

					Balance at
	Balance at			Valuation	December 31,
Description	January 1, 2004	Acquisitions	Sales	Adjustments	2004

Raw land in Utah(2)	$3,000,000	$—	$—	$(1,350,000)	$1,650,000
Raw land in Las Vegas, Nevada(1)	595,860	—	(492,800)	(103,060)	—
Raw land in Las Vegas, Nevada	593,840	—	(250,000)	—	343,840
30-unit condominium project in Las Vegas, Nevada	1,084,913	—	(1,084,913)	—	—
Residence in Las Vegas, NV(1)	1,761,590	—	(1,758,787)	(2,803)	—
Raw land in Mesquite, Nevada(2)	—	3,600,000	(3,500,000)	(100,000)	—

Total	$7,036,203	$3,600,000	$(7,086,500)	$(1,555,863)	$1,993,840

(1)	The sale of two of our real estate properties resulted in losses upon sale of $105,863 during the year ended December 31, 2004. In January 2004, we complete the sale of a residence in Las Vegas, NV which resulted in a loss of $2,803. In October of 2004, we sold two parcels of land in Las Vegas, NV which resulted in a loss of $103,060.

(2)	During the year ended December 31, 2004, we provided valuation adjustments on two of our properties totaling $1,450,000. Based on our estimate of the net realizable value of the raw land in Utah which was determined by research of the local real estate market, we provided valuation allowances on this property totaling $1,350,000 during the year ended December 31, 2004. In addition, subsequent to the acquisition of the raw land in Mesquite, Nevada as part of a legal settlement with a loan guarantor, we wrote down the carrying value of the property by $100,000 based on our estimated costs to sell the property. We subsequently recovered $73,000 of this amount.

NOTE G —	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following as of December 31, 2004:

Furniture and fixtures	$292,153
Computers and equipment	741,678
Real estate	273,774
Vehicles	20,362
Leasehold improvements	571,315

1,899,282
Less: Accumulated depreciation	(585,100)

Total property and equipment	$1,314,182

NOTE H — NOTES PAYABLE
      Notes payable totaling $140,000 as of December 31, 2004, consist of the following:

Promissory notes totaling $140,000 to various parties related to foreclosed real estate properties. Since we acquired the properties through foreclosure, we are not required and do not intend to pay interest on these notes.
NOTE I — NOTES PAYABLE — RELATED PARTY
      Notes payable — related party totaling $2,427,340 as of December 31, 2004, consists of the following:

As further discussed in Note L, in December 2004, we borrowed $1,600,000 from Shustek Investments, Inc., a Nevada corporation wholly owned by our Chairman, Chief Executive Officer, President and majority stockholder, Michael Shustek to effect the repurchase of common stock from Joe Namath. The terms of the loan are monthly payments of interest only at the rate of eight percent (8%) per annum with the entire principal balance due one year from the execution of the promissory note. The loan is secured by a stock pledge of the Shares. During December 2004 Mr. Shustek satisfied all amounts owed to us totaling $547,815 via a reduction to the principal balance of this note. As of December 31, 2004, the balance was $1,052,185.

Note payable to an entity controlled by our Chief Executive Officer totaling $569,061 related to vacant land. Since we acquired the properties through foreclosure, we are not required and do not intend to pay interest on this note.

Notes payable to entities controlled by our Chief Executive Officer totaling $806,094 related to vacant land. Since we acquired the properties through foreclosure, we are not required and do not intend to pay interest on these notes.

NOTE J —	NOTE PAYABLE — FUND II
      During the year ended December 31, 2004, we purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. We paid cash of $2,565,795 and issued a promissory note for $1,000,000 for the balance. The note bears interest at 8%, is payable in quarterly interest only installments of $20,000, and matures in August 2005. The Board of Directors approved this transaction. Because of the uncertainties inherent with litigation and enforcement of judgments, we elected to write off the full amount paid for the right to receive the proceeds of the loan guarantee. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, we will proceed to litigate the matter in the U.S. District Court. We believe a judgment will ultimately be ordered and that we will collect the full amount of the loan guarantee plus accrued interest.

NOTE K —	TRUST ACCOUNTS
      We manage certain trust assets including cash and receivables on behalf of the investors. The cash is held at a financial institution, and we record and reconcile the receivables from borrowers. At December 31, 2004, the amount of cash held in trust approximated $2,284,678 and the trust receivable was $182,279. The related trust liability was $2,466,957 at December 31, 2004.
      Vestin Advisors acts as custodian for Individual Retirement Accounts which are primarily invested in the Funds. Assets held in these accounts totaled $21,883,777 as of December 31, 2004.
      These trust assets and liabilities are not recorded on our balance sheet at December 31, 2004.
NOTE L — LOANS SERVICED FOR OTHERS
      We service loans for others that were originated by us, which are not shown on the balance sheet. The face amount of these loans at December 31, 2004 approximated $348.6 million.

NOTE M —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      We have entered into a number of transactions with our principal stockholder and other related parties. Such transactions fall into the following categories:

1.	Transactions with the Funds
      The equity method of accounting is used to account for our investments in the Funds due to the significant influence exercised over the operation and financing decisions of the Funds. Under the equity method, original investments are recorded at cost and our estimated pro rata share of income and distributions are recorded on a monthly basis.
      For the years ended December 31, 2004 and 2003, we recorded revenues of approximately $59,935 and $85,000, respectively, from our investment of $1,000,000 in Fund I as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund I. During the years ended December 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund I of approximately $447,000 and $254,000, respectively. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      For the years ended December 31, 2004 and 2003, we recorded revenues of approximately $66,650 and $102,000, respectively, from our investment of $1,100,000 in Fund II as a result of distributions declared during those periods. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund II. During the years ended December 31, 2004 and 2003, Vestin Mortgage recorded management fees from Fund II of approximately $1,031,000 and $953,000, respectively. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      For the year ended December 31, 2004, we recorded revenues of approximately $82,077 from our investment in Fund III as a result of distributions declared during those periods. As of December 31, 2004, our investment in Fund III approximated $1.4 million. Vestin Mortgage, as the Manager, is entitled to a monthly management fee of up to 0.25% of the aggregate capital contributions to Fund III. During the year ended December 31, 2004, Vestin Mortgage recorded management fees from Fund III of approximately $36,235. All of the foregoing management fees and distributions that remain unpaid are reflected as a due from related party on the accompanying balance sheet.
      Amounts due from Fund I totaling $1,841,878 relate to uncollected management fees, earnings on our investment in Fund I, and reimbursable expenses. Amounts due from Fund I bear no interest and are due on demand.

      Amounts due from Fund II totaling $477,159 relate to uncollected management fees, earnings on our investment in Fund II, and reimbursable expenses. Amounts due from Fund II bear no interest and are due on demand.
      Amounts due from Fund III totaling $152,645 relate to uncollected management fees and earnings on our investment in Fund III. Amounts due from Fund III bear no interest and are due on demand.
      During the year ended December 31, 2004, we purchased from Fund II, the right to receive the proceeds of a personal loan guarantee related to a foreclosed loan for $3,565,795. The Board of Directors approved this transaction. A summary judgment motion was filed in the U.S. District Court for the Southern District of Texas seeking a judgment against the loan guarantors. To date, a ruling on the motion has not been rendered. If the summary judgment motion is not granted, we will proceed to litigate the matter in the U.S. District Court. We believe a judgment will ultimately be ordered and that we will collect the full amount of the loan guarantee plus accrued interest. However, because of the uncertainties inherent in litigation and the enforcement of judgments, we elected to write off the full amount paid to Fund II.
      On July 2, 2001, Vestin Mortgage brokered a loan to Arroyo Heights for $10,000,000. The loan was funded by Fund I and Fund II and was guaranteed by three guarantors. Subsequently, Arroyo Heights defaulted on the loan, and Fund I and Fund II foreclosed and took title to the collateral. Based on an appraisal at the conclusion of the foreclosure, Fund I and Fund II determined that there was a $4.8 million shortfall between the carrying amount of the loan and the value of the collateral. Fund I and Fund II filed litigation to recover the shortfall from the individual guarantors. Vestin Mortgage purchased the rights to collect the proceeds of the guarantee from Fund I and Fund II on December 31, 2002 in exchange for investments in mortgage loans on real estate valued at $4.8 million. At that time, Vestin Mortgage elected to provide a full valuation allowance on this amount due to uncertainties in collection of these types of judgments. Vestin Mortgage entered into a settlement of the Arroyo Heights matter in February 2004 for $5,850,000 which resulted in the full recovery of the allowance.
      On August 21, 2002, our Board of Directors determined to seek new premises for the offices of the Company. The Board of Directors determined that we were not interested in purchasing a building. Our Chief Executive Officer (“CEO”) advised the Board of Directors that he would be interested in acquiring a property which might be suitable to lease to the Company as its new premises. The Board of Directors agreed that the CEO could pursue such an opportunity providing that lease rates and other terms of the lease agreement were at market standards. On March 15, 2003, the CEO, through a wholly owned company, acquired unimproved real estate located in Las Vegas, Nevada. On March 31, 2003, the CEO sold the company, which owned the real estate in Las Vegas. The CEO has advised the Board of Directors that he made a profit of approximately $1.0 million in connection with the sale. The unrelated party proceeded to build an approximately 42,000 square foot office building on the site. On March 31, 2003, we entered into a ten year triple net lease, which took effect August 1, 2004. The lease rate is $1.75 per square foot, or an aggregate monthly rental of $71,645. In May 2004, Fund III entered into an agreement to purchase the building. Accordingly, Fund III is our lessor. We obtained a review of the lease terms by an independent third party which concluded that the lease rate represents a market rate reasonable to both parties.
      During the year ended December 31, 2003, we elected to contribute capital of $1.6 million to Fund I in the form of an interest-bearing amortizing note of $723,763 and the forgiveness of an obligation due from Fund I in the amount of $876,237. We did not receive any additional units in Fund I in consideration of the capital contribution. The capital contribution increased the existing members’ capital accounts in Fund I to approximately $10 per unit. The amount of the contribution was charged to current operating results during the year ended December 31, 2003, as we did not receive additional units for the contribution. The note was paid in full as of December 31, 2003.
      During the year ended December 31, 2003, we purchased real estate held for sale of $1.1 million from Vestin Fund I. No gain or loss was recorded by Fund I on this sale.
      During the year ended December 31, 2003, we sold $9.3 million in loans to Fund II pursuant to the terms of the Operating Agreements of the Funds which permit the Funds to acquire loans from us if the loans were acquired to facilitate their acquisition by the Funds and provided that the price paid is no greater than our cost. During the year ended December 31, 2003, we also purchased $2.0 million in loans from Fund II. No gain or loss was recorded on these transactions as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is to either free up capital to make new investments or place excess capital in investments to provide a return on investment.
Transactions with Officers and Directors and their Affiliates
      Notes receivable — In 2000, we loaned a former employee approximately $251,000 to enable him to operate, develop and grow a California real estate loan fund. We do not have any affiliations with the California real estate loan fund. The loan is unsecured but is a full recourse loan. The interest rate of 10% is payable on a semi-annual basis and the loan was extended from December 31, 2004 to December 31, 2005. As of December 31, 2004 the principal balance on this loan was $22,964.
      We entered into an agreement with Planned Licensing, Inc, a Nevada corporation (“PLI”), Joseph Namath (“Namath”) and James Walsh (“Walsh”), a former director of the Company, whereby the parties have agreed as follows: (i) we purchase the 400,000 shares (800,000 shares pre split) of our common stock, par value ..0001 per share (the “Shares”) held by Namath and Walsh and originally issued to PLI on July 12, 2004 upon the exercise by PLI of the warrant issued on January 10, 2001, (ii) PLI’s warrant dated January 10, 2001 to purchase 200,000 shares (400,000 shares pre split) of our common stock at $9.20 per share ($4.60 per share pre split) was terminated, (iii) the license agreement dated January 10, 2001 (the “License Agreement”) by and between us and PLI was terminated, subject to the continuation of certain insurance obligations and indemnification obligations and (iv) the parties mutually release each other from liability in connection with the License Agreement. In consideration for the foregoing, we agreed to pay the sum of One Million Six Hundred Thousand Dollars ($1,600,000.00). The transaction closed on January 5, 2005. The cash consideration was borrowed by us in December 2004 from Shustek Investments, Inc., a Nevada corporation wholly owned by our Chairman, Chief Executive Officer, President and majority stockholder, Michael Shustek. The terms of the loan are monthly payment of interest only at the rate of eight percent (8%) per annum with the entire principal balance due one year from the execution of the promissory note. The loan is secured by a pledge of the Shares. During December 2004 Mr. Shustek satisfied all amounts owed to us totaling $547,815 via a reduction to the principal balance of this note. As of December 31, 2004, the balance was $1,052,185.
      Amounts due from inVestin totaling $129,527 related to management fees earned by Vestin Mortgage. Such amounts bear no interest and are due on demand. In October 2002, inVestin, a corporation wholly-owned by our Chief Executive Officer, was created as an additional funding source to raise $100,000,000 through the sale of subordinated notes to Nevada residents. Vestin Mortgage has entered into an agreement to provide management services to inVestin whereby Vestin Mortgage will receive a monthly management fee equal to the first four percent (4%) of revenues earned by us above the average aggregate interest paid to the debenture holders. For the year ended December 31, 2004, Vestin Mortgage earned $102,808, related to the agreement. During the year ended December 31, 2003, Vestin Mortgage earned approximately $161,000 relating to the agreement. During March 2004, this balance was paid off in full.
      During the year ended December 31, 2003, we purchased $0.7 million in loans from inVestin. We also sold $0.7 million in loans to inVestin for the same period.
      Amounts due to inVestin totaling $218,654 related to loan origination fees shared by inVestin during the year ended December 31, 2004 pursuant to the agreement to provide management services which states that inVestin will receive a pro-rata share of the origination fees charged on loan in which it participates.
      During the years ended December 31, 2004 and 2003, we paid $759,529 and $755,222, respectively, for legal fees to a law firm in which the Secretary of the Company has an equity ownership interest. As of December 31, 2004 the amount owed is $117,354.
      Our former Chief Financial Officer and Tax Manager are equity owners in L.L. Bradford & Company, LLC, Certified Public Accounting firm (“L.L. Bradford”). For the years ended December 31, 2004 and 2003, approximately $268,833 and $228,000, respectively, was paid to L.L. Bradford for various services including assistance with report preparation and business consulting.
      For the year ended December 31, 2003, we paid approximately $128,000 to a partnership owned by our former Chief Financial Officer for reimbursements of fixed asset purchases paid on our behalf.
      During the year ended December 31, 2004 and 2003, we paid approximately $899,250 and $1,017,000, respectively to C5, LLC, a company wholly owned by our Chief Executive Officer, pursuant to an Aircraft Usage Agreement. The agreement allows us to use an airplane on a preferred basis over any other proposed user. We used the airplane primarily for marketing and lending activities. We are required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. We are required to make a minimum monthly payment equivalent to 16 hours of usage ($45,000). The terms of the agreement were approved by our Board of Directors. We believe based upon a review of aircraft rental rates that the terms of the Aircraft Usage Agreement are fair and reasonable to us.
      During 2003, we paid approximately $28,000 to King Air, LLC, a company owned jointly by our Chief Executive Officer and a stockholder of the Company, related to the use of an airplane for company travel.
      As of December 31, 2004, we have an investment in Del Mar Mortgage Collateralized Mortgage Obligations which are controlled by Del Mar Mortgage, a company wholly owned by our Chief Executive Officer, totaling $434,375.

NOTE N —	INCOME TAXES
      The components of the provision (benefit) for income taxes are as follows at December 31:

	2004	2003

Current	$670,698	$(1,136,644)
Deferred	1,068,625	(1,483,963)

	$1,739,323	$(2,620,607)

      Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of our deferred taxes as of December 31 are as follows:

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$71,606	$55,046
Spokesperson stock warrants	—	315,623
Officer salaries	—	4,958
Deferred revenue	—	977,500
Valuation loss on real estate	739,297	489,001
Allowance for loan losses	—	37,400

Net deferred tax assets	$810,903	$1,879,528

      The reconciliation of the statutory federal rate to our effective income tax rate is as follows:

	2004	2003

Statutory tax provision	$1,684,692	$(2,659,437)
Non-deductible expenses	54,631	38,830

	$1,739,323	$(2,620,607)

NOTE O — EARNINGS PER COMMON SHARE
      Basic earnings per common share is calculated by dividing net income by the weighted average number of common share outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. The following table reconciles the weighted average number of shares (post-split) used in the earnings per share calculations as of December 31, 2004 and 2003:

	For the Year Ended December 31, 2004

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income:	$3,215,653
Less: Preferred stock dividends	(651,411)
Basic EPS:
Income available to common stockholders	2,564,242	2,593,268	$0.99

Effect of dilutive securities:
Options/warrants	—	754,400	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$2,564,242	3,347,668	$.77

	For the Year Ended December 31, 2003

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss:	$(5,201,267)
Less: Preferred stock dividends	(901,079)
Basic EPS:
Loss applicable to common stockholders	(6,102,346)	2,641,633	$(2.31)

Effect of dilutive securities:
Options/warrants	—	—	—

Diluted EPS:
Loss applicable to common stockholders plus assumed conversions	$(6,102,346)	2,641,633	$(2.31)

NOTE P — EMPLOYEE BENEFIT PLAN
401(k) PLAN
      We maintain a 401(k) Savings Plan which covers substantially all full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). We match employee contributions dollar for dollar up to 7% of compensation. We contributed approximately $178,094 and $160,000 to the plan for the years ended December 31, 2004 and 2003, respectively.
NOTE Q — STOCKHOLDERS’ EQUITY
COMMON STOCK
      In July 2004, our Board of Directors adopted a resolution whereby it approved a 2-for-1 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 2-for-1 reverse stock split occurred since inception.

PREFERRED STOCK
      During fiscal year 2001, we issued 937,800 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at $10.00 per share for a total of $9,378,000. This consisted of $4,378,000 in cash and $5,000,000 in exchange of a note payable. The holder of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company, out of any funds legally available therefore, dividends equal to ten percent (10%) of the original issue price prior and in preference to any declaration or payment of any dividends on our common stock; and convertible into our common stock, at the option of the holder thereof, at anytime after the date of issuance at a conversion price of $6.08 per share (pre-split) of common stock. The Preferred Stock is redeemable at our option at a redemption price of eleven dollars ($11.00) per share. On March 29, 2002, we amended the Preferred Stock agreement to allow the holders of the Preferred Stock to be entitled to receive, when, as and if declared by the Board of Directors, dividends in an amount to be determined by the Board of Directors, but not less than 0.83% of the original issue price per annum and not more than 10% of the original issued price per annum, prior and in preference to any declaration or payment of any dividends on the Common Stock. Dividends on the Series A Preferred may be paid in cash or in Common Stock and shall not be cumulative.
      During the year ended December 31, 2004, we paid $651,411 in dividends to our preferred stock holders. Additionally, during the year ended December 31, 2004, 43,125 shares of preferred stock were redeemed for a total of $4,789,050.
COMMON STOCK DIVIDENDS
      We did not declare or pay any dividends to common stockholders during the year ended December 31, 2004.
STOCK OPTIONS
      During fiscal year 2004, we granted stock options to our Chief Executive Officer for shares of common stock totaling 250,000, which have a term of 10 years from the date of grant and vest entirely on the date of grant.
      As of December 31, 2004, outstanding stock options and warrants totaled 1,691,665.
STOCK OPTIONS AND WARRANTS ACTIVITY
      We apply Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option is less than the market price of the underlying common stock on the date of grant.
      SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” require disclosures as if we had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Our fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model.

      The following table summarizes our employee and directors stock options and warrants activity:

	Number	Weighted Average
	of Shares*	Exercise Price

Balance, January 1, 2002	1,599,000	$4.41
Options and warrants granted	1,140,000	7.02
Options and warrants exercised	2,000	4.00
Options and warrants forfeited/expired	15,000	6.51

Balance, January 1, 2003	2,722,000	5.49
Options and warrants granted	510,000	2.13
Options and warrants exercised	4,000	4.00
Options and warrants forfeited/expired	94,670	7.02

Balance, December 31, 2003	3,133,330	$4.90
Options and warrants granted	250,000	3.00
Options and warrants exercised	—	—
Options and warrants forfeited/expired	2,000	4.00

Outstanding Balance, December 31, 2004	3,381,330	$4.76

Shares exercisable, December 31, 2004	3,211,629	$4.64

*	The number of shares reflected in this table are presented post-split.
      The following table summarizes information about options and warrants outstanding and exercisable for employees and directors at December 31, 2004 and 2003:

	Shares Underlying
	Options Outstanding			Shares Underlying
				Options Exercisable
	Shares	Weighted
	Underlying	Average	Weighted	Shares	Weighted
	Options/	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.03 to $4.00	1,713,300	6.89 years	$3.27	1,719,299	$3.27
$5.07	609,700	6.88 years	$5.07	609,700	$5.07
$7.02	1,052,330	7.91 years	$7.02	882,629	$7.02
      The Company provides proforma disclosures of compensation expense under the fair value method of SFAS 123 and SFAS 148.
      Following are the weighted average assumptions used for the year ended December 31:

	2004	2003

Average risk-free interest rates	3.25%	2.79%
Average expected life (in years)	3.00	3.94
Volatility	62.86%	73.76%
Dividend yield	0.00%	0.00%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because our Employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2004 and 2003, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.
      The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during 2004 and 2003 was approximately $1.18 and $1.14 per option, respectively.
STOCK WARRANTS
      Spokesperson Stock Warrants — In January 2001, we consummated an agreement with Joe Namath, a National Football League Hall of Fame inductee, to act as a spokesperson on our behalf for five years. In consideration, Mr. Namath will be compensated in the amount of $1,000,000 cash annually and received warrants to purchase 800,000 shares of our common stock at an exercise price of $0.01 and warrants to purchase 400,000 shares of our common stock at an exercise price of $4.60. The 800,000 warrants vest immediately, and the 400,000 warrants vest within one year. The outstanding warrants granted have a term of ten years from the date of grant. The fair value of the warrants was estimated as of the measurement date using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 54.51%, risk-free interest rate of 5.77% and an expected holding period of five years. Based on these assumptions, total compensation expense of the warrants granted was approximately $4,650,000 and will be recognized over five years, the length of the consulting agreement. Accordingly, we recorded public relations expenses of approximately $930,000 for the year ended December 31, 2002. The following tables summarize information about the Spokesperson Stock Warrants activity during the year ended December 31, 2004:

	Number	Weighted Average
	of Shares*	Exercise Price

Balance, January 1, 2004	1,200,000	$1.54
Options and warrants granted	—	—
Options and warrants exercised	800,000	0.01
Options and warrants forfeited/expired	400,000	4.60

Balance, December 31, 2004	—	$—

TREASURY STOCK
      During the year ended December 31, 2004, we acquired 446,335 shares of our common stock for a total value of approximately $1,639,161. All shares of treasury stock were retired as of December 31, 2004.
NOTE R — EMPLOYMENT AGREEMENTS
      We have employment agreements and arrangements with certain officers and key employees. The agreements generally continue for a period of three years or until terminated by the executive or us with cause. The agreements and arrangements provide the employees with a base salary and benefits. The agreements contain covenants against competition with us, which extend for a period of time after termination.
NOTE S — FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts of cash, accounts receivable, accounts payable, dividends payable, capital leases payable, and notes payable approximate fair value because of the short-term maturity of these instruments.
      The carrying value of mortgage loans and notes receivable approximate fair value at December 31, 2004. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

NOTE T — CONCENTRATIONS
      Financial instruments, which potentially subject us to credit risk, include cash in bank and accounts receivable.
      We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.
      Concentration of credit risk with respect to accounts receivable is limited because of the large number of diverse customers. We control credit risk through real estate securing mortgage loans and monitoring procedures.
      Concentrations of mortgage loans serviced exist in Arizona, California, Hawaii, Nevada, and Texas with approximately 18%, 20%, 11%, 25% and 16% of mortgage loan balances as of December 31, 2004, respectively. As such, we have a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline in these states.
NOTE U — COMMITMENTS AND CONTINGENCIES
     LEASE COMMITMENTS
      We operate from a leased office facility under a noncancellable operating lease. The lease requires us to pay certain escalation clauses for real estate taxes, operating expense, usage and common area charges. We also lease equipment and a vehicle under noncancellable operating leases. Rent expense for leased office facilities, equipment, and the vehicle charged to operations for the year ended December 31, 2004 and 2003 was $1,382,372 and $584,106, respectively.
      Future minimum rental payments required under the operating leases in effect as of December 31, 2004, are as follows:

2005	$1,013,793
2006	985,507
2007	978,549
2008	962,272
Thereafter	6,621,067

$10,561,188

      In September 2003, we entered into a one year Aircraft Usage Agreement with C5, LLC, a company wholly owned by our Chief Executive Officer. The agreement allows us the use of an airplane on a preferred basis over any other proposed user. We are required to pay a monthly fee based on an hourly rate of $3,000 per hour for the first 10 hours and $2,500 per hour for each hour thereafter. We are required to make a minimum monthly payment equivalent to 16 hours of usage $45,000). The agreement automatically renews for successive periods of one year each unless terminated by either party no less than thirty days prior to the end of the term. Future minimum payments required under this agreement for 2005 total $360,000.
NOTE V — LEGAL MATTERS
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
      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Fund I, Fund II, and Fund III. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of Fund I, Fund II, and Fund III. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.
      We and our subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe that we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to, nor are any of its subsidiaries the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.
NOTE W — SUBSEQUENT EVENTS
      In January 2005, we received notice from NASDAQ that we no longer meet the minimum requirements for continued listing on the Nasdaq SmallCap Market. An application was filed to include our common stock for quotation on the OTC Bulletin Board (“OTCBB”). On February 2, 2005 we were notified that the NASD’s OTC Compliance Unit has requested further information regarding the proposed inclusion of our stock on the OTCBB. Accordingly, our common stock has not started trading on the OTCBB, and we can give no assurance as to if and when the application to the OTCBB will be approved. Our common stock has been de-listed from The Nasdaq SmallCap Market and currently trades in the pink sheets published by the National Quotation Bureau.
      We entered into an agreement with Planned Licensing, Inc, a Nevada corporation (“PLI”), Joseph Namath (“Namath”) and James Walsh (“Walsh”), a former director of the Company, whereby the parties have agreed as follows: (i) we purchase the 400,000 shares (800,000 shares pre split) of our common stock, par value ..0001 per share (the “Shares”) held by Namath and Walsh and originally issued to PLI on July 12, 2004 upon the exercise by PLI of the warrant issued on January 10, 2001, (ii) PLI’s warrant dated January 10, 2001 to purchase 200,000 shares (400,000 shares pre split) of our common stock at $9.20 per share ($4.60 per share pre split) was terminated, (iii) the license agreement dated January 10, 2001 (the “License Agreement”) by and between us and PLI was terminated, subject to the continuation of certain insurance obligations and indemnification obligations and (iv) the parties mutually release each other from liability in connection with the License Agreement. In consideration for the foregoing, we agreed to pay the sum of One Million Six Hundred Thousand Dollars ($1,600,000.00). The transaction closed on January 5, 2005. The cash consideration was borrowed by us in December 2004 from Shustek Investments, Inc., a Nevada corporation wholly owned by our Chairman, Chief Executive Officer, President and majority stockholder, Michael Shustek. The terms of the loan are monthly payment of interest only at the rate of eight percent (8%) per annum with the entire principal balance due one year from the execution of the promissory note. The loan is secured by a pledge of the Shares. During December 2004 Mr. Shustek satisfied all amounts owed to us totaling $547,815 via a reduction to the principal balance of this note. As of December 31, 2004, the balance was $1,052,185.

SIGNATURES
      In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTIN GROUP, INC.

/s/ John Alderfer

John Alderfer, Chief Financial Officer
Dated: March 24, 2005
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael V. Shustek Michael V. Shustek * Principal Executive Officer	Chairman of the Board, Chief Executive Officer and Director	March 24, 2005

/s/ John W. Alderfer John W. Alderfer * Principal Financial and Accounting Officer	Chief Financial Officer	March 24, 2005

/s/ Lance K. Bradford Lance K. Bradford	Director	March 24, 2005

/s/ Robert J. Aalberts Robert J. Aalberts	Director	March 24, 2005

/s/ Roland M. Sansone Roland M. Sansone	Director	March 24, 2005

/s/ Fredrick J. Zaffarese Leavitt Fredrick J. Zaffarese Leavitt	Director	March 24, 2005

EXHIBIT INDEX

		Page
Exhibit		Number/
Number	Description	Filing Method

2.1	Agreement and Plan of Reorganization among the Company, Capsource, Inc. and Stephen J. Byrne, dated as of April 9, 1999	(1)
2.2	Asset Acquisition Agreement between the Company and Del Mar Holdings, Inc., dated as of April 9, 1999	(1)
2.3	Asset Acquisition Agreement between the Company and Del Mar Mortgage, Inc., dated as of April 9, 1999	(1)
2.4	Agreement and Plan of Reorganization among the Company, L. L. Bradford & Company and the Shareholders of L. L. Bradford & Company, dated June 30, 2000	(2)
3.1	Certificate of Incorporation	(3)
3.2	By-laws	(3)
10.1	Employment Agreement between Del Mar Mortgage, Inc. and Steve Byrne, dated November 3, 1998	(4)
10.2	Transition Agreement between Del Mar Mortgage, Inc. and Capsource, Inc., dated April 27, 1999 and First Amendment thereto, dated April 27, 1999	(4)
10.3	Employment Agreement between Del Mar Mortgage and Mike Whiteaker, dated May 3, 1999	(4)
10.4	The 2000 Stock Option Plan of Sunderland Corporation	(4)
10.5	Employment Agreement between the Company and Michael V. Shustek, dated December 1, 1999	(4)
10.6	Employment Agreement by and between the Company and Peggy May (now known as Peggy Shustek), dated September 1, 2001.	(14)
10.7	Totally Restated and Amended Employment Agreement by and between the Company and Lance Bradford, dated as of January 1, 2003.	(14)
10.8	Third Amended and Restated Operating Agreement of Vestin Fund I, LLC (formerly known as DM Mortgage Investors, LLC), dated as of November 2, 2000	(5)
10.9	Certificate of Designations authorizing the issuance of Series A Convertible Preferred Stock	(6)
10.10	Operating Agreement of Vestin Fund II, LLC, dated as of December 7, 2001	(7)
10.11	License Agreement by and between the Company and Planned Licensing, Inc., dated as of January 2001	(8)
10.12	Amended and Restated Intercreditor Agreement by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Owens Financial Group, Inc., dated as of September 25, 2002	(14)
10.13	Amended and Restated Operating Agreement of Vestin Fund III, LLC, dated as of May 2, 2003	(13)
10.14	Office Lease Agreement between the Company and The Wildwood Hills Development, Corporation, dated January 5, 2001	(14)
10.15	Employment Agreement by and between the Company and Daniel Stubbs, dated January 1, 2003	(11)
10.16	Office Lease by and between Luke Properties, LLC and the Company, dated March 2004	(14)
10.17	Separation Agreement and Release of All Claims by and between Steve Byrne and the Company, dated as of October 14, 2003	(11)
10.18	Amended and Restated Intercreditor Agreement by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc., and Owens Mortgage Investment Fund, dated April 18, 2003	(9)

		Page
Exhibit		Number/
Number	Description	Filing Method

10.19	Aircraft Usage Agreement by and between the Company and C5, LLC, dated September 1, 2002	(9)
10.20	Indemnity Agreement by and between the Company and Del Mar Mortgage, Inc., dated April 15, 2003	(10)
10.21	Guaranty by and among the Company, Michael V. Shustek, and Del Mar Mortgage, Inc., dated April 15, 2003	(10)
10.22	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)
10.23	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(12)
10.24	Office Lease Agreement by and between The Wildwood Hills Development, Corporation and the Company, dated January 5, 2001	(12)
10.25	Office Lease Agreement by and between 2901 El Camino, Las Vegas, NV, LLC and the Company, dated August 1, 2002	(14)
10.26	Amended Management Agreement by and between Vestin Mortgage, Inc. and inVestin Nevada, Inc.
10.27	Amended Operating Agreement of Vestin Fund III, LLC dated as of January 17, 2005	(15)
14.1	Code of Ethics	(11)
21.1	List of Subsidiaries of the Company
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John W. Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Previously filed on Form 8-K (File No. 000-24803) on May 4, 1999.

(2)	Previously filed on Form 8-K (File No. 000-24803) on April 14, 2000.

(3)	Previously filed on Form 10-SB/ A (File No. 000-24803) on August 13, 1998.

(4)	Previously filed on Form 10-KSB (File No. 000-24803) on March 31, 2000.

(5)	Previously filed on Form 424B5 (File No. 333-32800) on November 15, 2000.

(6)	Previously filed on Form 8-K (File No. 000-24803) on December 7, 2001.

(7)	Previously filed on Form S-11 (File No. 793646) on December 21, 2000.

(8)	Previously filed on Form 8-K (File No. 000-24803) on January 25, 2001.

(9)	Previously filed by Form SB-2/ A (File No. 333-104109) on June 4, 2003.

(10)	Previously filed on Form SB-2/ A (File No. 333-104109) on October 15, 2003.

(11)	Previously filed on Form 10-KSB (File No. 000-24803) on March 30, 2004.

(12)	Previously filed on Form 10-KSB/ A (File No. 000-24803) on April 14, 2004.

(13)	Previously filed on Form S-11/ A (File No. 333-105017) on April 29, 2004.

(14)	Previously filed on Form 10-KSB/ A Amendment #2 (File No. 000-24803) on August 4, 2004

(15)	Previously filed on Form 8-K/ A (File No. 000-24803) on February 2, 2005